Form 10-Q
period 2012-06-30
New Global Energy, Inc.
filed 2012-08-10
CIK 1543083

SECURITIESAND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]  QUARTERLY REPORT PURSUANTTO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For  the quarterly period ended June 30, 2012

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From_______ to _______

0-18954

Commission file number

NEW GLOBAL ENERGY, INC.

(Exact name of small business issuer as specified in its charter)

Wyoming	45-4349842

(State of incorporation)	(IRS Employer Identification Number)

215 South Riverside Drive, Suite 12 Cocoa, Florida 32922

(Address of principal executive office)

(321) 636-5804

(Issuer's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter period that the  Registrant  was required  to file such  reports),  and  (2)  has  been subject  to the  filing requirement for at least the past 90 days.  Yes [X]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes     ☐ No

Large accelerated filer  ☐   Accelerated filer   ☐ Non-accelerated filer  (Do not check if a smaller reporting company) ☐   Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, par value $.0001 per share 1,750,000 outstanding  shares as of June 30, 2012.

NEW GLOBAL ENERGY, INC.

Part I-	FINANCIAL INFORMATION

Item 1.	Financial Statements- unaudited
Balance Sheets as of June 30, 2012 and January 31, 2012.
Statements of Operations for the Three Month Periods Ended June 30, 2012.
Statements of Operations for the period since inception January 24, 2012 through June 30, 2012.
Statements of Cash Flows for the period since inception January 24, 2012 through June 30, 2012.
Statement of Stockholders' Deficiency for the period ended June 30, 2012
Notes to Interim Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

Part II-	OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3.	Defaults Upon Senior Securities
Item 4.	Not Required
Item 5.	Other Information
Item 6.	Exhibits

Signatures

Item 1. Financial Statements

New Global Energy, Inc.
Balance Sheet
(A Development Stage Company)

	June 30, 2012	January 31, 2012
	(unaudited)
Assets
Current assets
Cash	$40,069	$6,750
Prepaid expenses	50,320	0
Total current assets	90,389	6,750

Total Assets	$90,389	$6,750

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$0	$0
Accrued expenses	848	0
Due to related parties	199	199
Current portion of long term debt	0	0
Total current liabilities	1,047	199

Convertible note payable	90,000	5,000

Stockholders' Deficiency:
Common stock-100,000,000 authorized $0.0001 par value
1,750,000 issued & outstanding	175	175
Additional paid-in capital	1,575	1,575
Deficit accumulated during development stage	(2,408)	(199)
Total Stockholders' Deficiency	(658)	1,551

Total Liabilities & Stockholders' Deficiency	$90,389	$6,750
See notes to unaudited interim financial statements.

New Global Energy, Inc.
Statement of Operations
(unaudited)
(A Development Stage Company)

	3 Months Ended June 30, 2012	Inception (Jan 24, 2012) to June 30, 2012

Revenue	$0	$0

Costs & Expenses:
General & administrative	1,270	1,560
Interest expense	653	848
Total Costs & Expenses	1,923	2,408

Loss from continuing operations before income taxes	(1,923)	(2,408)
Income taxes	0	0

Net Loss	($1,923)	($2,408)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil
Basic and diluted net loss	Nil	Nil

Weighted average shares outstanding (basic & diluted)	1,750,000	1,750,000
See notes to unaudited interim financial statements.

New Global Energy, Inc.
Statement of Cash Flows
(unaudited)
(A Development Stage Company)
Inception (Jan 24, 2012) to June 30, 2012

Cash flows from operating activities:
Net Loss	($2,408)
Adjustments required to reconcile net loss
to cash used in operating activities:
Expenses paid by related parties	199
(Increase) decrease in current assets	(50,320)
Increase (decrease) in accounts payable & accrued expenses	848
Cash used by operating activities:	(51,681)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,750
Proceeds of convertible note advances	90,000
Cash generated by financing activities	91,750

Change in cash	40,069
Cash-beginning of period	0
Cash-end of period	$40,069
See notes to unaudited interim financial statements.

New Global Energy, Inc.
Statement of Stockholders' Deficiency
(Unaudited)
(A Development Stage Company)

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Deficit Accumulated During Development Stage
Inception January 24, 2012	0	0	$0	$0
Stock issued for cash	1,750,000	175	1,575
Net Loss				(2,408)
Balance at June 30, 2012	1,750,000	175	$1,575	($2,408)
See notes to unaudited interim financial statements.

NEW GLOBAL ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation:

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our January 31, 2012 audited financial statements and should be read in conjunction with the Notes to Financial Statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month period ended June 30, 2012. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

Recent Accounting Pronouncements

Emerging Growth Company:

We qualify as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period.

In May 2011, the FASB issued ASC update No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments in this update result in common fair value measurement and disclosure requirements in US generally accepted accounting principles ("U.S. GAAP") and International Financial Reporting Standards ("IFRS").  Consequently, the amendments converge the fair value measurement guidance in U.S. GAAP and IFRS.  Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in ASC 820. The amendments in this update that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements include the following:

1)

measuring the fair value of financial instruments that are managed within a portfolio,

2)

application of premiums and discounts in a fair value measurement, and

3)

additional disclosures about fair value measurements.  The amendments in this update are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued ASC update No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income.  The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this update.  The amendments require that all non-owner changes in stockholder’s equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, the Company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and total for other comprehensive income, along with a total for comprehensive income.

The entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of comprehensive income are presented.  The amendments in this update should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

2.	Stockholders' Equity:

 Common Stock

We are currently authorized to issue up to 100,000,000 shares of $ 0.0001 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis..

Stock Options

There are no employee or non-employee options grants.

3.  Convertible Long-Term Debt:

On January 25, 2012, we issued a convertible promissory note in the amount of $100,000. The note bear interests at 2.95% per annum until paid or converted. Interest is payable upon the maturity date (January, 2014). The initial conversion rate is $1.00 per share (subject to standard anti-dilution provisions).  The note allows for incremental draws in order to meet future working capital demands. As of June 30, 2012 we had $10,000 in unused credit available for such purposes.

4.  Prepaid Expenses:

Prepaid expenses consist of deferred offering costs and are comprised entirely of filing fees and legal expenses incurred in preparation and filing of our 1933 Act filing on Form S-1. The costs will be offset against paid-in capital upon the successful completion of our offering. If our offering is unsuccessful the offering costs will be expensed in the period the offering is deemed unsuccessful. We continue to expense all routine ongoing administrative expenses.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein.  In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this Form 10-Q.

Overview and Financial Condition

During the period since inception January 24, 2012 through June 30, 2012.  the Company continues to focus on the development of it Global Energy Plantation (“GEP”) using its Global Cell concept which combines alternative production, sustainable agriculture and aquaculture.   It uses non centralized power plants, primarily concentrated solar power (CSP),  Jatropha (Jatropha curcas, a genus of plants shrubs or trees, the oil from which can be used for biodiesel production) based biofuels and aquaculture operations to produce power for its own use and to feed into the power grid serving local power needs while producing farm grown fish and shrimp as food products all grown on mainly undeveloped land.  NGE is a development stage company with executive offices located in Brevard County, Florida.

Results of Operations for the Interim period ended June 30, 2012

The Company had  revenues for the interim period ended June 30, 2012 of $-0-.  Selling, general  and  administrative  expenses  for the same interim period from inception through June 30, 2012 were $2,408.

Liquidity and Capital Resources

           Cash Flows

Interim Period Ended

        June 30, 2012

Net Cash Generated by Operating Activities

$0.00

Net Cash Generated by financing Activities

$91,750

Cash Ending June 30, 2012

$40,069

Net Cash Generated from Operating Activities for the nine months ended June 30, 2012 was $0.00.  Net Cash generated by financing activities for the period were $91,750.   The company has continued to fund its development stage operations from capital in the total amount of $2,408.00 since inception.

Financing Activities

The Company is currently pursuing the planning stage of its business plan with a current rate of cash outlays for operating expenses (“burn rate”) of about $1,000 per month.  Non cash contributions are being made by management and it would expect to continue at this rate of operation for more than 12 months without raising any additional capital.   These non cash contributions include administrative services, office space, telephone, computer use and other ordinary and necessary business services involved in company operations.   There are no written agreements in place to continue these contributions and the Company believes that it could continue its rate of operations for six months with or without further management contributions.

The Company has entered into a Loan Agreement with Bio-Global Resources, Inc., a private unrelated company in the amount of $100,000 due January 20, 2014 with interest at the rate of 2.95% per annum. Bio-Global Resources, Inc. is entitled to convert any amounts outstanding on the loan after 180 days from January 2, 2012 into the Company’s common stock at the rate of $1.00 per share.  In addition, to the extent funds are drawn against this Loan Agreement, Bio-Global Resources, Inc. is entitled pro rate to a number of warrants to purchase common shares at a price of $1.00 per share until January 20, 2015.   There is no assurance that the Company will draw down additional funds against this Loan Agreement or that they will be available if requested.  Funds from this credit facility should provide funds for it to continue at an increased rate of operation for more than 12 months without additional funding.   As of June  30, 2012 the Company has drawn down  $90,000 in proceeds from the loan with $10,000 in addition loan proceeds yet to be drawn down.      In the event we raise $375,000 from the offering that is currently effective, the Company will increase the level of its operations over the current pace that it is pursuing the planning stage of its plan.   It will satisfy our cash requirements for the next 12 months at this increased level of operation.  With this minimum capital, we intend to complete the design of the Energy Cell Concept including specification of software and equipment, site selection for the first energy cell operation and   website development used in conjunction with its operation.

The Company has registered 200,000 Units and the shares and warrants included and underlying them with the US Securities and Exchange Commission, which offering is effective as of June 18, 2012 of this report.  Each Unit consists of one share of common stock, one Class A warrant which includes the right to purchase on share of common stock for $5.50 for the period ending one year from date of issue and one Class B warrant with the right to purchase one share of common stock for $6.00 during the period ending three years from date of issue, of New Global Energy, Inc.  The offering is a self-underwritten offering, which means that it does not involve the participation of an underwriter or broker. We will offer the shares directly to investors through our officers and directors, who will offer the shares by prospectus filed with the SEC, to friends, business associates and contacts, and by direct mail to investors who have indicated an interest in our company. Officers and Directors may make sales, on our behalf and will be relying on the exemption provided by Rule 3(a) 4-1 under the Securities Exchange Act of 1934,  which permits them to sell securities under certain circumstances without registration as a securities broker.  The shares in this offering are being sold under a "best efforts, no minimum" basis.  Therefore, there is no requirement that we must sell a specified number of shares before the proceeds of the offering become available to us. We may sell only a nominal amount of shares and receive only minimal proceeds from this offering. We will not escrow any of the proceeds received from the sale of shares before we terminate the offering.

Commitments and Capital Expenditures

The Company had no material commitments  for capital  expenditures.

Off-Balance Sheet Arrangements

The Company does not have any relationships with  entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

ITEM 4. Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were not effective as of the end of the period covered by this report.

The limited size of the company including  a limited staff makes it extremely difficult to segregate duties in a way that will allow disclosure controls and procedures to be implemented in an effective way.    To the extent that the Company is able to add other executives and professional staff with increased business, it will continue its efforts to create an effective system of disclosure controls and procedures.

a)

The Company lacks the financial infrastructure to account for complex transactions which may result in a greater than normal risk that material errors may occur in the financial statements and not be detected timely.

b)

The Company currently relies upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.

c)

Lack of sufficient segregation of duties.  Specifically, this material weakness is such that management must rely primarily on detective controls and controls could be strengthened by adding preventative controls to properly safeguard company assets.

Changes in Internal Controls

We have also evaluated our internal control for financial reporting and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

There are no pending legal proceedings.  The Company may subject to other  legal  proceedings  that arise in the  ordinary course of its business and from prior management activities.  Other than as previously disclosed, in the opinion of present management,  the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.

ITEM 1A.  Risk Factors

Not required for smaller reporting companies.

 ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

At inception and in connection the organization of the Company issued 1,000,000 shares of restricted common stock to Perry West for $1,000.00 and 750,000 shares of restricted common stock to John Potter $750.00.

ITEM 3. Defaults Upon Senior Securities

               None

ITEM 4.  Other Information

None

 ITEM 5.   Exhibits

a)	Exhibits

31.1	Section 302 Certification By Chief Executive Officer and Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the  undersigned thereunto duly authorized.

NEW GLOBAL ENERGY, INC.

/s/  John Potter

_____________________________________
John Potter

CEO an Director

August 10, 2012

EXHIBIT 31.1

NEW GLOBAL ENERGY, INC.

OFFICER'S CERTIFICATE PURSUANT TO SECTION 302

I, John Potter,  the Chief Executive Officer and Chief Financial Officer of New Global Energy, Inc. certify that:

1.   I have reviewed this Form 10-Q of New Global Energy, Inc.;

2.   Based on my knowledge, this report does not contain any untrue statement of a material  fact or omit to state a  material  fact  necessary  to make the statements made, in light of the circumstances  under which such statements were made,  not  misleading  with  respect  to the  period  covered by this report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information  included  in  this  report,  fairly  present  in all  material respects the financial  condition,  results of operations and cash flows of the small  business  issuer as of, and for,  the periods  presented in this report;

4.   The  small  business  issuer's  other  certifying   officer(s)  and  I  are responsible  for  establishing  and  maintaining  disclosure  controls  and procedures  (as defined in Exchange Act Rules  13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)  Designed  such  disclosure  controls  and  procedures,  or caused such disclosure   controls  and   procedures  to  be  designed   under  our supervision, to ensure that material information relating to the small business  issuer,  including its  consolidated  subsidiaries,  is made known to us by others within those entities,  particularly  during the period in which this report is being prepared;

(b)  Designed such internal  control over  financial  reporting,  or caused such internal  control over  financial  reporting to be designed under our  supervision,   to  provide  reasonable  assurance  regarding  the reliability  of financial  reporting and the  preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)  Evaluated the effectiveness of the small business issuer's  disclosure controls and procedures  and presented in this report our  conclusions about the effectiveness of the disclosure controls and procedures,  as of the  end of the  period  covered  by  this  report  based  on  such evaluation; and

(d)  Disclosed  in this  report any change in the small  business  issuer's internal  control over financial  reporting  that occurred  during the small business issuer's most recent fiscal quarter (the small business issuer's  fourth fiscal  quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.   The  small  business  issuer's  other  certifying  officer(s)  and  I  have disclosed,  based on our most recent  evaluation  of internal  control over financial reporting,  to the small business issuer's auditors and the audit committee of the small  business  issuer's  board of directors  (or persons performing the equivalent functions):

(a)  All significant  deficiencies and material weaknesses in the design or operation  of internal  control  over  financial  reporting  which are reasonably  likely to  adversely  affect the small  business  issuer's ability   to  record,   process,   summarize   and  report   financial information; and

(b)  Any fraud, whether or not material, that involves management or other employees who have a significant  role in the small business  issuer's internal control over financial reporting.

Dated: August 10, 2012

   /s/  John Potter
_____________________________________
John Potter
Chief Executive Officer and
Chief Financial Officer

EXHIBIT 32.1

NEW GLOBAL ENERGY, INC.
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF
THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly  Report of New Global Energy, Inc.  (the Company) on Form 10-Q  for the period  ended June 30, 2012 as filed with the Securities and Exchange  Commission on the date hereof (the Report), I, John Foster,  Chief  Executive  Officer and Chief  Financial  Officer of the Company, certify,  pursuant to 18 U.S.C.  ss.1350,  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the  requirements  of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information  contained in the Report fairly  presents,  in all material respects, the financial condition and results of operations of the Company.

A signed  original of this  written  statement  required by Section 906 has been provided  to  New Global Energy, Inc.  and will be  retained  by  New Global Energy, Inc.  and furnished to the Securities and Exchange Commission or its staff upon request.

August 10, 2012

/s/ John Potter
___________________
John Potter
Chief Executive Officer and
Chief Financial Officer