Form 10-Q/A
period 2012-06-30
New Global Energy, Inc.
filed 2012-10-16
CIK 1543083

SECURITIESAND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q /A

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

(Address of principal executive office)

(321) 636-5804

(Issuer's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter period that the  Registrant  was required  to file such  reports),  and  (2)  has  been subject  to the  filing requirement for at least the past 90 days.  Yes [X]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes     ☐ No

Large accelerated filer  ☐   Accelerated filer   ☐ Non-accelerated filer  (Do not check if a smaller reporting company) ☐   Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ ☐ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, par value $.0001 per share 1,750,000 outstanding  shares as of June 30, 2012.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to change the status of the registrant to a shell company.

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

October 16, 2012

EXHIBIT 31.1

NEW GLOBAL ENERGY, INC.

OFFICER'S CERTIFICATE PURSUANT TO SECTION 302

I, John Potter,  the Chief Executive Officer and Chief Financial Officer of New Global Energy, Inc. certify that:

1.   I have reviewed this Form 10-Q /A of New Global Energy, Inc.;

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

Dated: October 16, 2012

   /s/  John Potter
_____________________________________
John Potter
Chief Executive Officer and
Chief Financial Officer

EXHIBIT 32.1

NEW GLOBAL ENERGY, INC.
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF
THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly  Report of New Global Energy, Inc.  (the Company) on Form 10-Q /A   for the period  ended June 30, 2012 as filed with the Securities and Exchange  Commission on the date hereof (the Report), I, John Foster,  Chief  Executive  Officer and Chief  Financial  Officer of the Company, certify,  pursuant to 18 U.S.C.  ss.1350,  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

October 16, 2012

/s/ John Potter
___________________
John Potter
Chief Executive Officer and
Chief Financial Officer