Form 10-Q
period 2012-09-30
New Global Energy, Inc.
filed 2012-10-30
CIK 1543083

SECURITIESAND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]  QUARTERLY REPORT PURSUANTTO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For  the quarterly period ended September 30, 2012

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From_______ to _______

0-18954

Commission file number

NEW GLOBAL ENERGY, INC.

(Exact name of small business issuer as specified in its charter)

Wyoming	45-4349842

(State of incorporation)	(IRS Employer Identification Number)

109 East 17th Street Suite 4217 Cheyenne, WY 82001

(Address of principal executive office)

(307) 633-9192

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, par value $.0001 per share 1,830,700 outstanding  shares as of September 30, 2012.

NEW GLOBAL ENERGY, INC.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements-unaudited
            Balance Sheets as of September 30, 2012 and January 31, 2012.
            Statements of Operations for the Three Month Periods  Ended September 30, 2012

            Statement of Operations for the period since inception January 24, 2012 through September 30, 2012.
            Statements of Cash Flows for the period since inception January 24, 2012 through September 30, 2012.

            Statement of Stockholders’ Deficiency for the period ended September 30, 2012

            Notes to Interim Financial Statements
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4.  Controls and Procedures

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities

Item 4. Not Required
Item 5. Other Information
Item 6. Exhibits

Signatures

ITEM 1.  FINANCIAL STATEMENTS

New Global Energy, Inc.
Balance Sheet
(A Development Stage Company)

	Sept 30, 2012	January 31, 2012
	(unaudited)
Assets
Current assets
Cash	$18,881	$6,750
Prepaid expenses	64,571	0
Total current assets	83,452	6,750

Marketable securities (available for sale)	30,000	0

Total Assets	$113,453	$6,750

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable-trade	$0	$0
Accrued expenses	1,524	0
Due to related parties	199	199
Current portion of long term debt	0	0
Total current liabilities	1,723	199

Convertible note payable	15,000	5,000

Stockholders' Equity:
Common stock-100,000,000 authorized $0.0001 par value
1,825,000 issued & outstanding	183	175
Additional paid-in capital	102,567	1,575
Deficit accumulated during development stage	(6,020)	(199)
Total Stockholders' Equity	99,230	1,551

Total Liabilities & Stockholders' Equity	$113,453	$6,750
See notes to unaudited interim financial statements.

New Global Energy, Inc.
Statement of Operations
(unaudited)
(A Development Stage Company)

	3 Months Ended Sept 30, 2012	Inception (Jan 24, 2012) to Sept 30, 2012

Revenue	$0	$0

Costs & Expenses:
General & administrative	2,936	4,496
Interest expense	676	1,524
Total Costs & Expenses	3,612	6,020

Loss from continuing operations before income taxes	(3,612)	(6,020)
Income taxes	0	0

Net Loss	($3,612)	($6,020)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil
Basic and diluted net loss	Nil	Nil

Weighted average shares outstanding (basic & diluted)	1,760,135	1,753,559
See notes to unaudited interim financial statements.

New Global Energy, Inc.
Statement of Cash Flows
(unaudited)
(A Development Stage Company)
Inception (Jan 24, 2012) to Sept 30, 2012

Cash flows from operating activities:
Net Loss	($6,020)
Adjustments required to reconcile net loss
to cash used in operating activities:
Expenses paid by related parties	199
(Increase) decrease in current assets	(64,571)
Increase (decrease) in accounts payable & accrued expenses	1,524
Cash used by operating activities:	(68,868)

Cash flows from investing activities:
Investment in marketable securities	(30,000)
Cash used in investing activities	(30,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	27,750
Proceeds of convertible note advances	90,000
Cash generated by financing activities	117,750

Change in cash	18,881
Cash-beginning of period	0
Cash-end of period	$18,881
See notes to unaudited interim financial statements.

New Global Energy, Inc.
Statement of Stockholders' Equity
(Unaudited)
(A Development Stage Company)

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Deficit Accumulated During Development Stage
Inception January 24, 2012	0	0	$0	$0
Stock issued for cash	1,750,000	175	1,575
Note converted to common stock	75,000	8	74,993
Stock issued for cash	5,200	1	25,999
Net Loss				(6,020)
Balance at September 30, 2012	1,830,200	183	$102,567	($6,020)

NEW GLOBAL ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation:

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the period ended September 30, 2012. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

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

 Common Stock

We are currently authorized to issue up to 100,000,000 shares of $ 0.0001 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis. On August 29, 2012 we sold 5,700 shares for $28,500. On September 20, 2012 we issued 75,000 shares upon the conversion of $75,000 in principal on the convertible note.

Warrants

Together with the 5,700 shares sold during the quarter which is referenced in the paragraph above, the Company issued Series A Warrants for the purchase of 5,700 common shares at $5.50 per share, good for a period of one year and Series B Warrants for the purchase of 5,700 common shares at $6.00 per share for a period of three years.

Stock Options

There are no employee or non-employee options grants.

3.  Convertible Long-Term Debt:

On January 25, 2012, we issued a convertible promissory note in the amount of $100,000. The note bear interests at 2.95% per annum until paid or converted. Interest is payable upon the maturity date (January, 2014). The initial conversion rate is $1.00 per share (subject to standard anti-dilution provisions).  The note allows for incremental draws in order to meet future working capital demands.  In addition it provides the holder with warrants to buy up to 100,000 common shares at a price of $1 per share until January 20, 2015.    As of September 30, 2012 we had $10,000 in unused credit available for such purposes.

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

Overview and Financial Condition

During the period since inception January 24, 2012 through September 30, 2012.  the Company continued to focus on the development of it’s aquaculture and sustainable agriculture business which combines alternative energy production, sustainable agriculture and aquaculture.   The  concept uses non centralized power plants, primarily solar power, Jatropha (Jatropha curcas, a genus of plants shrubs or trees, the oil from which can be used for biodiesel production) based biofuels and aquaculture operations to produce power for its own use and to feed into the power grid serving local power needs while producing farm grown fish and shrimp as food products all grown on mainly undeveloped land.  NGE is a development stage company with executive offices located in Brevard County, Florida.

Results of Operations for the Interim period ended September 30, 2012

The Company had  revenues for the interim period ended September 30, 2012 of $0.00.  Selling, general  and  administrative  expenses  for the same interim period from inception through September 30, 2012 were $4,496.

Results of Operations for the Three Months ended September 30, 2012

The Company had  revenues for the three month period ended September 30, 2012 of $0.00.  Selling, general  and  administrative  expenses  for the same three months ended September 30, 2012 were $2,936.

Liquidity and Capital Resources

           Cash Flows

Interim Period Ended

        June 30, 2012

Net Cash Generated by Operating Activities

$0.00

Net Cash Generated by financing Activities

$117,750

Cash Ending September 30, 2012

$18,881

Net Cash Generated from Operating Activities from inception through  September 30, 2012 was $0.00 while Net Cash generated by financing activities for the period were $146,250.   The company has continued to fund its development stage operations from capital in the total amount of $2,408.00 since inception.

Financing Activities

The Company is currently pursuing the planning stage of its business plan with a current rate of cash outlays for operating expenses (“burn rate”) of about $1,000 per month.  Non cash contributions are being made by management and it would expect to continue at this rate of operation for more than 12 months without raising any additional capital.   These non cash contributions include administrative services,  office space, telephone, computer use and other ordinary and necessary business services involved in company operations.   There are no written agreements in place to continue these contributions and the Company believes that it could continue its rate of operations for six months with or without further management contributions.  The Company expects to accrue expenses related to these advances.

The Company  entered into a Loan Agreement with Bio-Global Resources, Inc., a private unrelated company in the amount of $100,000 due January 20, 2014 with interest at the rate of 2.95% per annum.   As of April 30, 2012, the Company had drawn down than 90% of the face amount of the Loan.    Bio-Global Resources, Inc. is entitled to convert any amounts outstanding on the loan after 180 days from January 2, 2012 into the Company’s common stock at the rate of $1.00 per share.  In addition, to the extent funds are drawn against this Loan Agreement, Bio-Global Resources, Inc. is entitled pro rate to a number of warrants to purchase common shares at a price of $1.00 per share until January 20, 2015.   Funds from this credit facility should provide funds for it to continue at an increased rate of operation for more than 6 months without additional funding.   As of September  30, 2012 the Company has drawn down  $90,000 in proceeds from the loan with $10,000 in addition loan proceeds yet to be drawn down.

The Company has registered 200,000 Units and the shares and warrants included and underlying them with the US Securities and Exchange Commission, which offering is effective as of the date of this report.  Each Unit consists of one share of common stock, one Class A warrant which includes the right to purchase on share of common stock for $5.50 for the period ending one year from date of issue and one Class B warrant with the right to purchase one share of common stock for $6.00 during the period ending three years from date of issue, of New Global Energy, Inc.  The offering is a self-underwritten offering, which means that it does not involve the participation of an underwriter or broker.  Therefore, there is no requirement that we must sell a specified number of shares before the proceeds of the offering become available to us. We may sell only a nominal amount of shares and receive only minimal proceeds from this offering. We will not escrow any of the proceeds received from the sale of shares before we terminate the offering.  The Company as of this date has sold 5700 of the units for total proceeds of $28,500.00.  Because of the level of interest,  the Company has elected not to sell further units under this offering.

The Company has been reviewing various real property to utilize in its business plan and has been exploring the use of project finance structures to fund such acquisition and development of business activities.    The Company expects to enter into such transaction or transactions during the next 12 months.    There are currently no transactions under contract and there is no assurance that the company will be able to complete such transactions.

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

NEW GLOBAL ENERGY, INC.

/s/  John Potter

_____________________________________
John Potter

CEO an Director

October 29,  2012

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

Dated: October 29, 2012

   /s/  John Potter
_____________________________________
John Potter
Chief Executive Officer and
Chief Financial Officer

EXHIBIT 32.1

NEW GLOBAL ENERGY, INC.
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF
THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly  Report of New Global Energy, Inc.  (the Company) on Form 10-Q  for the period  ended September 30, 2012 as filed with the Securities and Exchange  Commission on the date hereof (the Report), I, John Foster,  Chief  Executive  Officer and Chief  Financial  Officer of the Company, certify,  pursuant to 18 U.S.C.  ss.1350,  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

October 29, 2012

/s/ John Potter
___________________
John Potter
Chief Executive Officer and
Chief Financial Officer