Form 10-K
period 2012-12-31
New Global Energy, Inc.
filed 2013-03-25
CIK 1543083

SECURITIESAND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From_______ to _______

0-18954

Commission file number

NEW GLOBAL ENERGY, INC.

(Exact name of small business issuer as specified in its charter)

Wyoming	45-4349842

(State of incorporation)	(IRS Employer Identification Number)

109 East 17th Street, Suite 4217 Cheyenne, WY 82001

(Address of principal executive office)

(307) 633-9192

(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock:  $.0001 Par Value

Title of each class
Name of each exchange on which registered

_________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  [  ]    No  [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  [  ]   No [ x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [x] No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  [x] No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes  [x]     No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  [  ]     No  [ x]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2012 was approximately $809,900 (based on the mean between the closing bid and asked prices of the Common Stock on such date), which value, solely for the purposes of this calculation, excludes shares held by Registrant's officers and directors. Such exclusion should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes [  ]      No [  ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of December 31, 2012 there were outstanding 1,855,700 shares of New Global Energy, Inc. common stock with a  par value $.0001 per share (the "Common Stock").

PART I

PART I

Item 1. Business Item 1A Not Applicable Item 1B Unresolved Staff Comments: NONE
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Mine Safety Disclosures: NONE REQUIRED

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data: NONE REQUIRED
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Item 7A Quantitative and Qualitative Disclosure about Market Risks: NONE REQUIRED
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures

PART III

Item 10. Directors and Executive Officers and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Item 13. Certain Relationships and Related Transactions and Director Independence
Item 14. Principal Accountant Fees and Services
Item 15. Exhibits, Financial Statement Schedules

Signature

Item 1  Business

The Company

                 New Global Energy, Inc. (“NGE” or the “Company”) is focused on the development of its Global Energy Plantation (“GEP”) Platform which combines alternative energy production, sustainable agriculture and aquaculture.   It anticipates the use of non centralized power plants, primarily concentrated solar power (CSP), Jatropha based biofuels and aquaculture operations to produce power for its own use and to feed into the power grid serving local power needs while producing farm grown fish and shrimp as food products.  NGE is a development stage company with executive offices located in Brevard County, Florida.  New Global Energy, Inc.  was organized on January 24, 2012.

New Global Energy, Inc.  is pursuing a comprehensive business model which addresses the need to replace imported oil as an energy source.   NGE is dedicated to the development and application of advanced alternative energy technologies and sustainable agriculture and aquaculture. The goal is to focus on and develop sustainable technologies combining them into NGE’s Global Energy Plantation.  The key components of NGE’s Energy Cell Concept are:  Jatropha-based biofuels, solar photovoltaics (a method of generating electrical power by converting solar radiation into direct current electricity using semiconductors), concentrated solar energy and synergistic agriculture and aquaculture (the combination of agriculture and aquaculture where the combination and interaction achieves a greater effect than each individually.) (see “Energy Cell Concept”).

The Global Energy Plan concept has not been completely developed.  Operations to produce power for our own use or to feed into the power grid have not yet commenced and we do not currently have the infrastructure to commence operations to produce power, fish or jatropha products.   Research and development has been conducted by management and has included research and review of industry and scholarly information on aquaculture, jatropha farming and solar power as well as interviews with existing operators and site visits to existing operations.   The Company has been pricing and reviewing available land as well as sources and types of seed stock available.  It has included data review and manipulation underlying initial energy cell concepts and initial site layouts.  The Company expects to employ industry and university faculty consultants to review energy cell designs when the initial site has been acquired or put under contract as well as to review ongoing agriculture and aquaculture operations.   The funds for these consultants are included in the proposed use of proceeds.    The Company does not currently have any of these consultants under contract and there is no assurance that they will be available when needed by the Company or that the money will be available to contract with them.   To the  extent that the Company has proceeded with its plans,  it believe that there are sufficient funds for future research and development  related to its Energy Cell contained in the proceeds from this offering.    (see “Use of Proceeds”).

Further,  the Company has not produced revenues and does not expect to generate revenues until such time that its first energy plantation is under way and sells products which it expects to produce  (food fish, power, jatopha oil and associated products  (See “Plan of Operation”) into the market.   There is no assurance that sufficient funding will be received by the Company to complete the development and construction  of its Energy Plantation or that its products will be produced or the Company receive revenues.  In addition, the Company has not constructed or operated an Energy Cell as of the date of this Prospectus and there is no assurance that it will be able to achieve these results or receive any revenue from operations.

The development and expansion of our business to commercially viable levels will require the commitment of additional resources to implement our business plan (see “Plan of Operation”). Currently, we have no established bank-financing arrangements. Therefore, if we are unable to realize proceeds from this offering, it is likely that we may need to seek additional financing through loans, subsequent future private offering of our equity securities, or through strategic partnerships and other arrangements with corporate partners.  We cannot give any assurance that additional financing will be available to us, or if available, will be on terms favorable to us. The sale of additional equity securities will result in dilution to our stockholders. If adequate additional financing is not available on acceptable terms, we may not be able to implement our business development plan or continue our business operations.

ENERGY CELL CONCEPT:

The GEP (Global Energy Plantation) is being designed to be a stand-alone “energy cell” where nothing enters the “cell wall” except sunlight, water, and feedstock (seeds & fish). The cell is being designed to produce electrical power onsite which it feeds into the “net metering” grid. Onsite generated electricity powers all equipment, vehicles & pumps. Excess electricity is fed into the power Grid. The Global Energy Plantation is designed as a “Zero Waste” operation.  All waste material is sequestered and used onsite:

•Fish tank effluent →Jatropha Irrigation & Fertilization

•Jatropha husk & shells →Pelletized Fuels →external combustion generators

Organic Fertilizer

Organic Pesticide

Fish Feed from Detoxified pellets

•Aquaculture Products:

Fish Oil

Food Fish for market

Fish feed from processing wastes

•Value Chain Products:

Jatropha Cuttings, Seeds, Seedlings

•Value Chain Services:

Grower Purchase Contracts

Plantation Planning, Management & Operations

Harvesting, Processing, Energy Generation

In this sustainable symbiotic system, the plants feed the fish and the fish feed the plants.   Both plants and fish yield an organic oil which is used onsite to generate electricity. An array of photovoltaic panels or concentrated solar system powers the entire plantation and feed in excess electricity into the power grid.   The design of the Energy Cell has not been completed not has it been constructed and there is no assurance that the performance of these Cells will produce these expected results.

The Company has to date, developed system layouts with flow patterns;  basic aquaculture pond material selection and design;  general planting and irrigation layout and methods.  Additional analysis of aquaculture and agriculture data related to the specific location with its climate conditions is required  before final stocking and planting densities can be defined and initial water flow rates and irrigation plans can be finalized.    In addition date from initial operations may dictate changes in design and size of various components.

The Company’s initial concepts, designs and ideas are developed from existing industry practices to some extent and further refinement of designs requires the use  of Data which the Company expects to obtain from its first Energy Cell  which it expects to put in place with the proceeds from this offering.  (See “Plan of Operation”)  The Company expects that it  will be able to accomplish this but there is no assurance that it will gain sufficient data and experience from the first Energy Cell or that sufficient funds will be available to complete the first Energy Cell and continue in operation until the Company becomes financially viable or in fact that the basic idea will perform as expected.

The Company relies on unpatented proprietary know-how and other trade secrets of its Energy Cell , and employs various methods, including confidentiality agreements with employees and consultants, customers and suppliers to protect our know-how and trade secrets.  However, these methods may not afford complete protection and there can be no assurance that others will not independently develop the know-how and trade secrets or develop better production methods than us.  Further, we may not be able to deter current and former employees, contractors and other parties from breaching confidentiality agreements and misappropriating proprietary information and it is possible that third parties may copy or otherwise obtain and use our information and proprietary technology licensed, without authorization or otherwise infringe on our intellectual property rights.  Additionally, may license in the future, trade secrets, and similar proprietary rights to third parties.  While we attempt to ensure that our intellectual property and similar proprietary rights are protected when entering into business relationships, third parties may take actions that could materially and adversely affect our rights or the value of our intellectual property, similar proprietary rights or reputation.  In the future, we may also rely on litigation to enforce our intellectual property rights and contractual rights, and, if not successful, we may not be able to protect the value of our intellectual property.  Any litigation could be protracted and expensive and funds may not be available to pursue it.

Integration of Jatropha, Solar & Aquaculture

The NGE business model addresses the need to replace imported oil as an energy source.   It is designed so that the key components of are all sustainable and renewable.    The Global Energy Plantation  model explains how these three energy components are designed to work symbiotically to contribute to an “energy cell” operation.   Each of the modules can be implemented on separate, non-contiguous sites, but the Company’s design expects them to work best when working in synergy on a single site.   The components of the design consist of:

Fish:

Aquaculture operations are designed to yield a sustainable food source in an environment where live catches decline each year. Processing the fish on site yields both a food fish product and   SFO (Straight Fish Oil) which can be used to power Diesel generators onsite and “bank” electricity into the grid.  Residue from fish processing is sun-dried and used as fish meal.  Fish oil can also used in the nutritional industry. Effluent from the fish tanks and ponds are used to irrigate the Jatropha with a nutrient-rich broth of fertilizer.

Solar:

Electrical power is a primary product of the Global Energy Plantation.  Electricity, produced onsite from photovoltaic (“solar cell”) arrays or concentrated solar systems used during daylight hours,  to power all plantation operations including pumps, lighting and processing equipment.  In addition, onsite Diesel-powered generators, fueled by Jatropha, feed into the power grid where it is “banked” under the “net metering” provisions established by the U.S. Energy Policy Act 2005 which requires all public electric utilities to offer net metering on request to their customers.

Fuel:

Jatropha (jatropha curcas)  farm operations are expected to produce fuel oil from seeds and solid pelletized fuel from pressed seedcake. The design plans for fuel oil to extracted onsite and used to power SVO (Straight vegetable Oil) generators which “bank” electricity into the grid. The seedcake can also be used onsite as an organic pesticide and fertilizer for the Jatropha plants.  Additionally, detoxified seedcake, which has superior nutritional content to soybeans, can be utilized onsite as feed for the fish.   We believe that the use of these by products as feed for the fish farm operations will reduce a if not the major cost of aquaculture which is feed.

PLAN OF OPERATION

The Company expects its basic Energy Cell to consist of 40 acres of land, of which approximately 10 acres of land will be utilized by aquaculture and support operations composed of 36 2000 gallon tanks for raising fish and expects to begin production in these tanks with one or more of  the following:   talapia;  catfish; trout and or shrimp.  The remaining 30 acres are allocated to the growing of jatropha curcas along with support operations and a small solar power generation system.

Initial Planning and Construction/Development elements for the Company’s first energy cell include following along with the approximate length of time to complete each element

1.

Planning and layout of  its Energy Cell.   requiring 2-6.  This phase may require the assistance from industry consultants.   To the extent that these consultants are not available when needed,   this phase may be delayed.

2.

Investigate and review land prospects including water availability.  requiring 1-3 months

3.

Negotiate land lease or purchase (subject to capital available and prevailing prices in suitable areas)    To the extent the Company is not able to raise sufficient funds it may be necessary to obtain borrowed funds for the purchase of suitable land  In the event that capital, borrowed or other mortgage funds are not available,  the company may be required to  enter into lease arrangement for suitable land.    To  the extent that it proceeds with development on leased land,  it will fact the requirement to future rental payments.   There is no assurance that sufficient funds will be available to pay these future payments in which case the Company could lose funds invested in the property.

4.

Investigate available sources of local farm help and farm managers and negotiate farm management contract(s).  requiring from 1-6 months.   This phase is related to the  location of the land used and is subject to the Company being able to identify the property to be used before this phase can begin.

5.

Identify and obtain initial equipment and  negotiate  construction and fabrication contacts for farm components and address any  land mediation required  requiring from 3-6 months to complete.  This phase subject to identification of the particular land to be used.

6.

Proceed with land preparation and construction of fish tanks and supporting infrastructure  requiring from 3-6 month to complete.  This phase is the principal construction phase of the first energy cell project and may require local building permits.   To the extent such permitting process is delayed by the local government,  the completion of the Energy Cell project will be delayed.

7.

Identify and acquire initial plants or seeds for jatropha planting and initial feedstock for the aquaculture operation.   Identify initial fish food sources and proceed with initial planting and stocking of fish ponds  requiring 2-4 months to complete to complete.

8.

Negotiate  initial solar power system and generator equipment contracts.  (excluding the cost of the system) requiring 2-5 months to complete.  This phase is not required to initiate planting or aquaculture operations and will not delay the other phases.   To some degree,  the cost of these systems is dependent on the particular location and the availability of agreements with the local power company for the purchase of excess power. Power generally can be generated for internal use without grid connection or can be connected to the grid allowing excess power to be sold to the power company.  There is no assurance that the property that is utilized will be located in an area where power can be sold to the power company.    In such case the Company would receive no revenue from the sale of power directly and would end up generating power for its own use only.    To the extent that funds are not available,  this element of the company’s business may be delayed.

The Company expects to be able to complete these steps and begin and continue operations  18 months assuming the receipt of funds required.  There is no assurance that funds in this amount will be available to the Company and in that event, the Company may not be able to complete its first energy cell operation or to earn revenue.

The Company’s business plan can be successful without the completion of the solar power system component through the use of electricity from the grid or through jatropha oil fueled diesel power  generation.   To the extent that funds are not available, the Company may elect to complete its energy cell development without the solar energy component of the plan.

The Company has not operated an Energy Cell as of the date of this Prospectus and there is no assurance that it will be able to achieve these results or receive any revenue from operations.

In order for the Company to expand operations beyond the first energy cell, when and if it is completed,   it will be necessary for the Company to raise additional capital.  There is no assurance that either the first energy cell will be successful or that the Company will be able to raise any additional capital.

As part of the planning and construction/development phases for the Company’s business, the Company’s officers and directors have continued to gather data and reviewed material from industry experts, reviewed designs and operations of facilities in aquaculture, jatropha and solar power operation.   The Company expects during the initial planning phase to hire on a contract basis a farm manager/consultant and or industry consultant and a fish farm manger/consultant.   The Company does not presently have any of these individuals under contract and there is no assurance that they will be available when required by the Company, in which case its jatropha planting and fish farming operations and the revenue may be delayed.

 Fish Production:

The Energy Cell site preparation will include the initial fish ponds which the company expects to stock within 30 days after completion.  The Company expects and average of two production cycles per year beginning 12 months after completion resulting in estimated production of 50,000 pounds per year for each Energy Cell base unit.  The land allocation for each unit of 40 acres with 10 acres allocated for aquaculture will accommodate up to three additional units.  Based upon the availability of capital and the performance of the initial unit the Company may elect to proceed with these additional unit.   There is no assurance that the initial performance of this aquaculture component will be positive or that funds will be available for expansion if it is.

Jatropha Products and Production (cuttings, oil, seedcake):

The Company’s energy cell has been designed so that 30 acres of the 40 acres for the cell are allocated to the growing of jatropha.  Products from  jatropha cultivation which the Company expects to sell, include:  cuttings, jatropha oil and seedcake.

The Company expects to sell Jaropha Oil.  From the Company’s  review of industry information and data including studies conducted under the  Daimler Chrysler/ University of Hohenheim, Stuttgart/World Bank project study, the Company expects its jatropha oil production within three years of cultivation to be at between 600-1200 gallons per acre depending upon weather and progress of the growth of the jatropha trees.  The Company expects to harvest its initial crop of seeds and process them into oil within 24-36 months of planting with sales of Jatropha  oil beginning the third year after planting.

Once per year, the Company expects to prune its jatropha trees and subject to market demand, sell cuttings from the trees to other growers beginning after 12-18 months after planting.  The Company’s expected planting density is 1000 trees per.   This is subject to the production of the plants.     In addition there is no assurance that a market will exist for the cuttings when they are harvested,  at what price they can be sold or whether this  density and yield will be achieved.  In addition,  if the opportunity arises the Company may elect to plant its own cuttings to increase its plant inventory in which case no revenue would  be received from the sale of cuttings.  The Company believes that a market exists for cuttings however there is no assurance that a market will exist.

A third jatropha based product which the Company expects to sell is “seed cake”  or the remains from the jatropha berry after they are crushed to remove the oil.   There remains are a nitrogen rich material used for fertilizer.

There is no assurance that either a market will exist for either of these products when the company is able to produce them or at price they can be sold.   In addition, there is no assurance that the Company will be able to achieve the yields set out above.  In the event that nitrogen fertilizer is required for the Company’s crops,  it may elect to utilize the seed cake for its own use.  In which case the amount of revenue from the sale of seedcake would be reduced or eliminated.

Electric Power Production:

To the extent the Company elects to or is required to generate its own electric power for operations due to location or finds it more economical for its own use or to sell into the grid,   it may elect to use unprocessed jatropha oil to  power an onsite diesel generator(s).   For instance, Deutz diesel powered generator(s) that operate on unprocessed oil produce approximately 12 kW of electric power  using about one gallon of jatropha oil.  Assuming the jatropha oil production levels referred to above, the production from one acre  would equal a total of approximately 7200-14,400 kW of electricity.  (according to the US Energy Information Administration the average US household uses 10.6 kW of electricity per year).  Current feed in tariffs (the amount which commercial power companies pay for electricity feed back in from customers) vary  widely from state to state and area to area from approximately S0.06 to $0.25 per KW.

To the extent that the Company undertakes development of its Energy Cell but is unable to obtain necessary  funds to carry these crops to commercial viability, the Company’s crop  may be lost

To the extent that weather or crop damage from other sources causes a delay in the production of jatropha,   it may be necessary for the Company to raise additional funds.

The major variables associated with the Energy cell are:   quantity produced;  costs of production, available market and price received for the product.      There is no assurance that the Energy Cell Concept will generate the results that the Company anticipates or that one or more of these variables may result in insufficient revenue to continue in operation without the need for additional capital.

MARKET FOR PRODUCTS & SERVICES:

The marketing and sale of the company’s products is subject to successful completion and performance of the Company’s Energy Cell Concept and as such the Company has not yet entered any of these markets and there is no assurance that expected production levels will be achieved or that there will be any revenues forthcoming.

Electricity:

A primary market opportunity for the Company is to provide electric power   generated onsite from both solar power systems and onsite diesel-powered generators fired by renewable, sustainable biofuel, Jatropha oil.   The Company expects that excess power over what it uses will be sold through net metering agreements and/or power purchase agreements with commercial power providers.   These agreements are generally site specific and the Company does not yet have any such agreements in place and there is no assurance the sufficient power will be produced to sell.

Food Fish:

The Company believes that the primary market advantaged aquaculture product in the US is the sale of live fish and shrimp, and non frozen fish fillets, limiting preferred geographic locations to those near major market areas where established markets now exist.  To the extent the market dictates, the Company may enter the frozen fish fillet market.  Although the Company believes that there is a significant market for the fish that it expects to produce,  it does  not have any purchase agreements or sales arrangements in place and whether or not the fish can be sold and at what price will be subject to market conditions at the time of the sale.  There is no assurance that either a market will exist or that the price paid will produce a profit or even be sufficient to cover costs at that time.

Jatropha Oil:

 The oil extracted from the kernels of the Jatropha seed by an expeller press, after filtering, can be burned without any further processing in a Lister Diesel engine. The oil can also be used as the feedstock for bioDiesel after undergoing the transesterfication process. The waste product, glycerin, can be used to fire a glycerin-powered generator, or sold into the pharmaceutical industry.   Location and size of productive crops will determine whether the Company processes the oil onsite in a portable transesterfication plant, hauls the oil to a processing plan or simply wholesales the oil to a biodiesel processor.

Seed Cake:   The pressed seed cake, a byproduct of the oil extraction process from jatropha, is continuously extruded from the expeller press as pellets, which can be used as a solid fuel to fire an external combustion engine. Steam engines, mini-turbines and organic rankine cycle engines can all be used, on site, to contribute to power generation.   In addition, seedcake pellets can also be used onsite as an organic fertilizer or an organic pesticide. External markets, off the plantation, exist for these organic products.   As well, Jatropha seed cake which has been pressed into pellets can be detoxified, using a process developed by the University of Hohenheim, to yield a feed with higher nutritional content than soybeans. This feed can be used onsite to supplement.    To the extent that all of these uses and possible markets require the production of Jatropha,   It will require such production in order for the Company to realize revenue from any of these sources.     The Company does not yet have any agreements or markets in place for any of these seed cake products.

SUPPLEMENTAL PLAN OF OPERATION

The Company has initiated a search for aquaculture and agriculture properties with existing operations in order to accelerate the company’s development of operating revenues.   If the Company is able to obtain properties with existing aquaculture and/or agriculture operations, it would provide the Company with additional operating expertise and experience as well as provide a source for trained employees.  The Company does not currently have any contacts for the acquisition of such properties and there is no assurance that an acceptable operating property will be found or that the Company will be able to obtain the funds to acquire such a property if it finds one.

In addition, the Company has been offering its services as a consultant for agriculture and aquaculture development planning.   It does not as yet have clients for these services.

ITEM 2

PROPERTIES:      NONE

ITEM 3.

LEGAL PROCEEDINGS:    NONE

ITEM 4.

MINE SAFETY DISCLOSURES:  NONE REQUIRED

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED

MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

The following table sets forth the range of high and low bid information for the Common Stock of the Company as reported by the National Quotation Bureau’s  Pink Sheets  on a quarterly basis for each of the two preceding fiscal years. The Company's shares have traded in the over-the-counter market on the OTC market. The Company's Common Stock trades under the symbol NGEY.  The Company’s common stock did no trade until the fourth quarter of the fiscal year.

No dividends have been declared or paid with respect to the Common Stock. The bid quotations represent inter-dealer prices and do not include retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

Common Stock

Fiscal 2012	High	Low
First Quarter	$-	$-
Second Quarter	-	-
Third Quarter	-	-
Fourth Quarter	7.00	4.00

As of December 31, 2012, there were approximately 53 record holders of the Company's Common Stock.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this Form 10-K.

Overview

During all periods included in this Annual Report, the Company has maintained consistent operations. As of the date of this report, the Company has had limited ongoing operations concentrating on the design and development of the Company’s aquaculture and sustainable agriculture business which combines alternative energy production, sustainable agriculture and aquaculture.   The  concept uses non centralized power plants, primarily solar power, Jatropha (Jatropha curcas, a genus of plants shrubs or trees, the oil from which can be used for biodiesel production) based biofuels and aquaculture operations to produce power for its own use and to feed into the power grid serving local power needs while producing farm grown fish and shrimp as food products all grown on mainly undeveloped land   This design and development is managed by the Company and is completed using principally third party contract services. As of the date of this report the Company has not derived revenue from any farm operations resulting from this design and development.   The Company has used existing capital to pay legal fees and expenditures to maintain the Company in compliance with Securities and Exchange Commission regulations such as accounting and auditing and other costs related to financial disclosure obligations.

Results of Operations for year ended December 31, 2013

The Company had  revenues for the fiscal year ended December 31, 2012 of $0.00.  Selling, general  and  administrative  expenses  for the same interim period from inception through December, 2012 were $35,418.

Liquidity and Capital Resources

           Cash Flows

Interim Period Ended

        June 30, 2012

Net Cash Generated by Operating Activities

             ($30,719)

Net Cash Generated by financing Activities

$92,679

Cash Ending September 30, 2012

$6,961

Net Cash Generated from Operating Activities from inception through  December 31, 2012 was $0.00 while Net Cash generated by financing activities for the period were $92,679.

Financing Activities

The Company is currently pursuing the planning stage of its business plan with limited of cash outlays for operating expenses.  Non cash contributions are being made by management and it would expect to continue at this rate of operation for more than 12 months without raising any additional capital.   These non cash contributions include administrative services, office space, telephone, computer use and other ordinary and necessary business services involved in company operations.   There are no written agreements in place to continue these contributions and the Company believes that it could continue its rate of operations for six months with or without further management contributions.  The Company expects to accrue expenses related to these advances.

In June 2012, the Company registered 200,000 Units and the shares and warrants included and underlying them with the US Securities and Exchange Commission, which offering is effective as of the date of this report.  Each Unit consists of one share of common stock, one Class A warrant which includes the right to purchase one share of common stock for $5.50 for the period ending one year from date of issue and one Class B warrant with the right to purchase one share of common stock for $5.50 during the period ending three years from date of issue, of New Global Energy, Inc.  Both warrants may be redeemed by the Company at $0.10 per warrant if the average mean bid and asked prices per share have been at least $7.50 on each of the 20 consecutive trading days ending on the third day before notice.  The offering was a self-underwritten offering, which means that it does not involve the participation of an underwriter or broker.  The Company as of this date has sold 5,700 of the units for total proceeds of $28,500.00.  Because of the level of interest, the Company elected not to sell further units under this offering.

On January 20, 2012, the Company entered into a loan agreement with Bio-Global Resources, Inc. for the amount of $100,000 due January 20, 2014 with interest at the rate of 2.95% per annum. On September 20, 2012 and November 5, 2012, the full principal of the note was converted into 100,000 common shares. On November 15, 2012, Company entered into a Second Loan Agreement with Bio-Global Resources, Inc., a private unrelated company in the amount of $100,000 due November 15, 2014 with interest at the rate of 2.50% per annum.   During the fiscal year, the Company had drawn down $27,000 of the Loan.    Bio-Global Resources, Inc. was entitled to convert any amounts outstanding on the loan after 90 days from November 15, 2012 into the Company’s common stock at the rate of $.25 per share.  In addition, to the extent funds are drawn against this Loan Agreement, Bio-Global Resources, Inc. is entitled pro rata to a number of warrants to purchase common shares at a price of $1.00 per share until November 15, 2014.

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

Commitments and Capital Expenditures

The Company had no material commitments for capital expenditures as of December 31, 2012.

Item 8  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

New Global Energy, Inc.

(A Development Stage Company)

Cheyenne, Wyoming

We have audited the accompanying balance sheets of New Global Energy, Inc. (A Development Stage Company) (the “Company”) as of December 31, 2012, and the related statements of expenses, stockholders’ equity (deficit) and cash flows for the period from January 24, 2012 (inception) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting

Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and the results of its operations and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated significant revenue and has generated a net loss. These conditions raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 25, 2013

New Global Energy, Inc.
Balance Sheet
(A Development Stage Company)

December 31, 2012

Assets
Current assets
Cash	$ 6,961
Prepaid expenses	-
Total current assets	6,961

Marketable securities (available for sale)	54,999

Total Assets	$ 61,960

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 2,000
Other liability	2,500
Accrued expenses	1,704
Due to related parties	199
Total current liabilities	6,403

Long-term liabilities
Convertible note payable, net of discount of $24,732	2,268
Total liabilities	8,671

Stockholders' Equity:
Common stock-100,000,000 authorized $0.0001 par value
1,855,700 issued & outstanding	186
Additional paid-in capital	92,650
Deficit accumulated during development stage	(39,547)
Total Stockholders' Equity	53,289

Total Liabilities & Stockholders' Equity	$ 61,960
See Summary of Significant Accounting Policies and Notes to Financial Statements.

New Global Energy, Inc.
Statement of Operations
(A Development Stage Company)

Inception (Jan 24, 2012) to Dec 31, 2012

Revenue	$ -

Costs & Expenses:
General & administrative	35,418
Interest expense	4,129
Total Costs & Expenses	39,547

Loss from continuing operations before income taxes	(39,547)
Income taxes	-

Net Loss	($39,547)

Basic and diluted per share amounts:
Basic and diluted net loss	($0.02)

Weighted average shares outstanding (basic & diluted)	1,766,322
See Summary of Significant Accounting Policies and Notes to Financial Statements.

New Global Energy, Inc.
Statement of Cash Flows
(A Development Stage Company)
Inception (Jan 24, 2012) to Dec 31, 2012

Cash flows from operating activities:
Net Loss	($39,547)
Adjustments required to reconcile net loss
to cash used in operating activities:
Amortization of debt discount	2,425
Changes in operating assets and liabilities:
Expenses paid by related parties	199
Other liability	2,500
Increase (decrease) in accounts payable & accrued expenses	3,704
Cash used by operating activities:	(30,719)

Cash flows from investing activities:
Investment in marketable securities	(54,999)
Cash used in investing activities	(54,999)

Cash flows from financing activities:
Proceeds from sale of common stock	30,250
Financing costs	(64,571)
Proceeds of convertible note advances	127,000
Cash generated by financing activities	92,679

Change in cash	6,961
Cash-beginning of period	-
Cash-end of period	$ 6,961
Non-cash investing and financing activities:
Conversion of convertible note	$ 100,000
Beneficial conversion feature	$ 27,157
See Summary of Significant Accounting Policies and Notes to Financial Statements.

New Global Energy, Inc.
Statement of Stockholders’ Equity
(A Development Stage Company)

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Deficit Accumulated During Development Stage	Total Equity
Inception January 24, 2012	-	-	$ -	$ -	$ -
Stock issued for cash	1,755,700	176	30,074		30,250
Note converted to common stock	100,000	10	99,990		100,000
Beneficial conversion feature			27,157		27,157
Offering costs			(64,571)		(64,571)
Net Loss				(39,547)	(39,547)
Balance at December 31, 2012	1,855,700	186	$ 92,650	(39,547)	$ 53,289

See Summary of Significant Accounting Policies and Notes to Financial Statements

NEW GLOBAL ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

BACKGROUND AND
SIGNIFICANT ACCOUNTING POLICIES

DECEMBER 31, 2012

1.

Description of Company and Basis of Presentation

The Company

Organizational Background:  New  Global Energy, Inc., a Wyoming corporation formed January 24, 2012 (“NGE” or the “Company”)  is focused on the development of it Global Energy Plantation (“GEP”) using its Global Cell concept which combines alternative energy production, sustainable agriculture and aquaculture.   It uses non centralized power plants, primarily concentrated solar power (CSP),jatropha based biofuels and aquaculture operations to produce power for its own use and to feed into the power grid serving local power needs while producing farm grown fish and shrimp as food products.  NGE is a development stage company with executive offices located in Brevard County, Florida.

Development Stage

The Company complies with Statement of Financial Accounting Standard ASC 915-15 and the Securities and Exchange Commission Exchange Act 7 for its characterization of the Company as development stage.

Going Concern

At December 31, 2012, the Company has limited cash flows and no revenue source. As such, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through short-term loans from related parties and additional equity investments, which will enable the Company to continue operations for the coming year.

2.

Summary of Significant Accounting Policies

Significant Accounting Policies

Basis of Presentation: The financial statements have been presented in a “development stage” format. Since inception, our primary activities have been raising of capital and obtaining financing. We have not commenced our principal revenue producing activities.

Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Investments in Nonmarketable securities: The Company reports its investments in nonmarketable securities on balance sheet using the cost method. Investments are deemed to be nonmarketable when they are investments in private companies. Investments in nonmarketable securities reflect the original cost of the investment

Fair Value of Financial Instruments: FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2012, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates

Fair Value Measurements: FASB ASC 820 defines fair value and establishes a framework for measuring fair value and establishes a fair value hierarchy which prioritizes the inputs to the inputs to the valuation techniques. Fair value is the price that would be received to sell an asset or amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. Valuation techniques that are consistent with the market, income or cost approach, as specified by FASB ASC 820, are used to measure fair value.

Fair Value Hierarchy

 FASB ASC 820  specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs), or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). In accordance with FASB ASC 820, these two types of inputs have created the following fair value hierarchy:

•	Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities.
•

Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly.

•	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

FASB ASC 820 requires the use of observable market data if such data is available without undue cost and effort.

Measurement of Fair Value

 The Company measures fair value as an exit price using the procedures described below for all assets and liabilities measured at fair value. When available, the Company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally generated models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be inputs that are readily observable. If quoted market prices are not available, the valuation model used generally depends on the specific asset or liability being valued. The determination of fair value considers various factors including interest rate yield curves and time value underlying the financial instruments.

Earnings per Common Share: We have adopted the provisions of ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Income Taxes: We have adopted ASC 740, Accounting for Income Taxes. Pursuant to ASC 740, we are required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carryforwards. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We will record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

ASC 740 which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized

Uncertain Tax Positions

The Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN No. 48”).  FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements.

Recent Accounting Pronouncements

The Company has implemented all new relevant accounting pronouncements that are in effect through the date of these financial statements. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Investments in Nonmarketable Securities

The Company purchased 18,333 shares of Aqua Farming Tech, Inc. for $54,999 which represents an investment of less than 5% as of December 31, 2012. This investment is deemed an investment in nonmarketable securities and accounted for under the cost method as Aqua Farming Tech, Inc. is a private company with no market for their shares.

4.  Convertible Long-Term Debt:

During, 2012, we issued two convertible promissory notes in the amount of $200,000. The notes bear interest at 2.00% and 2.95% per annum until paid or converted. Interest is payable upon the maturity date (January, 2014). One note for $100,000 was converted to 100,000 shares of common stock. The second note of which $27,000 is outstanding at December 31, 2012 provides for conversion at $0.25 per share (subject to standard anti-dilution provisions).  The note allows for incremental draws in order to meet future working capital demands. As of December 31, 2012 we had $73,000 in unused credit available for such purposes.

Possible events constituting default are as follows:

•

Failure to pay upon demand

•

If we make an assignment for the benefit of creditors

•

Bankruptcy or Insolvency

•

Any merger, liquidation, dissolution or winding up of business unless any successor expressly assumes the obligation

The convertible debt securities were issued with a non-detachable conversion feature and 300,000 detachable warrants. We evaluate and account for such securities in accordance with FASB ASC 815, Accounting for Derivative Financial Instruments as amended. No derivatives were determined.

In accordance with the FASB Emerging Issues Task Force (“EITF”) Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” we determined that the convertible notes did contain an embedded beneficial conversion feature. The effective stock price exceeded the conversion price on the valuation date.   At issuance the Company determined the notes should be discounted by $27,157. At June 30, 2012, the unamortized discount was $24,732. The discount is being amortized over the term of the remaining note. The discount of $157 on the converted note was expensed during the period and $2,268 of the full discount of $27,000 on the second note was expensed.

The Company determined the relative fair value of the warrants was $26,640. We utilize the Black-Scholes option-pricing model to determine fair value of the note, conversion feature and warrants.  Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument's expected remaining life. Assumptions used in the initial valuation were dividend yield of 0%; expected volatility of 249.11%; risk-free interest rate of 0.32% and an expected life of 3 years.

5. Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of corporate organization expenses paid prior to the establishment of a bank account. Such items totaled $199.

6.	Income Taxes:

We have adopted ASC 740 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits.

At December 31, 2012, deferred tax assets consisted of the following:

December 31, 2012
Deferred tax asset	$ 12,993
Valuation of allowance	(12,993)

Net deferred tax asset	$ -

We have a current operating loss carry-forward of $ 37,122. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carryforwards before full utilization.

The Company is not under examination by any jurisdiction for any tax year.

7.	Stockholders' Equity:

Common Stock

We are currently authorized to issue up to 100,000,000 shares of $ 0.0001 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

We issued 100,000 shares upon the conversion of $100,000 of debt.

We issued 1,775,700 common shares for cash proceeds of $30,250. Of these shares, 1,750,000 shares were issued to related parties and 5,700 shares were issued to various individuals during the June 2012 offering.

Offering costs of $64,571 associated with the sale of stock were recorded.

Stock Warrants

In conjunction with the issuance of the two convertible notes, a total of 400,000 warrants were issued with the convertible note exercisable at $1.00 per share for a term of 3 years.

In conjunction with the June 2012 offering, a total of 5,700 Class A Warrants and 5,700 Class B Warrants were issued to the individuals who purchased a unit.  Both warrants are exercisable at $5.50 per share with Class A having a term of 1 year and Class B having a term of 3 years. Both warrants may be redeemed by the Company at $0.10 per warrant if the average mean bid and asked prices per share have been at least $7.50 on each of the 20 consecutive trading days ending on the third day before notice.

	Number of Warrants	Weighted Average Exercise Price

Outstanding at December 31, 2011	-	-

Granted	411,400	1.12
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding at December 31, 2012	411,400	1.12

All warrants outstanding as of December 31, 2012 are exercisable.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

  AND FINANCIAL DISCLOSURE.

None

ITEM 9A.

INTERNAL CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our Company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Perry West, our Chief Executive Officer and our Principal Accounting Officer, is responsible for establishing and maintaining disclosure controls and procedures for our Company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of December 31, 2012 due to the lack of sufficient personnel to assure segregation of duties and lack of a GAAP accounting professional on staff. Management with the assistance of its Securities Counsel will closely monitor all future filings to ensure completeness of all Company filings.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

·

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

·

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

·

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control -- Integrated Framework. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of December 31, 2012 due to the following:  Company's disclosure controls and procedures were not effective as of December 31, 2012 due to the lack of sufficient personnel to assure segregation of duties and the lack of a GAAP accounting professional on staff.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

In connection with the evaluation of the Company's internal controls during the Company’s last fiscal year, the Company's Principal Executive Officer and Principal Accounting Officer have determined that there are no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

The Company's management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The directors and executive officers of the Company for the reported period are as follows:

Name	Age	Position
Perry D. West	65	Director, Chairman of the Board and CEO/President

Perry D. West, President, CEO, Vice President, Secretary and Chairman of the Board of Directors

                Mr. West has been an officer and director of the Company since its inception.   During the last five years,  he has been engaged in the practice of law as well as being a Director of VoiceLift, Inc.,  a business VoIP telephone company.   Formerly, he was Chairman and Chief Executive   Officer of Interactive Technologies Corporation; a NASDAQ listed Technology Company developing interactive digital media and interactive television.  Earlier, he served as Vice Chairman and Executive Vice President/General Counsel of American Financial Network, another NASDAQ company.   Mr. West was previously Chairman  of  the  Board and  Chief  Executive  Officer of Cambridge Energy Corporation, a public oil and gas Exploration and Production company;  he was a  former partner in the  consulting firm of  Cambridge  Equity, Inc. an international business consulting firm.   Mr. West has been director and officer of a number of small private companies including Nanogen Power Systems, LLC,  a concentrated solar power company,  Homeport, LLC, a  financial products developer;   GETG, Inc., an alternative energy company, TriMark Explorations, Ltd. a mining company and Highlight Networks, Inc. a small public company engaged in wireless network development.   Mr. West was admitted to the practice of law in Florida in 1974.  He was graduated with a Bachelor of Arts degree from The Florida State University in 1968 and with a Juris Doctorate degree from The Florida State University College of Law in 1974.  He was graduated from the Army Engineer Officer Candidate School and served as an officer with the United States Army Security Agency.   Mr. West was selected as an officer and Director of the Company based upon his considerable experience with growth and development of early stage companies, both public and private including general management and technology development and growth.

Section 16(a) Beneficial Ownership Reporting Compliance.   A review of forms submitted to the registrant with respect to the most recent fiscal year indicates that there are no persons who failed to file a form or forms required by Section 16(a) of the Securities Exchange Act.

Code of Ethics.  The Company has not as of the date of this filing adopted a code of ethics due to the limited number of directors and no outside directors to which this would have applied.  The Company expects to propose a Code of Ethics to the Board of Directors during the coming fiscal year.

The Registrant does not have a separately designed standing audit committee or committee that performs similar functions, due to the limited size of the Board of Directors and further has not yet designated an audit committee financial expert.

There was no director compensation paid during the fiscal year.

ITEM 11.

EXECUTIVE COMPENSATION.

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the chief executive officer of the Company, December 31, 2012:

Summary Compensation Table
			Annual Compensation			Payouts
Name and Principal Position	Fiscal Year		Salary	Bonus	Other Annual Compensation	Underlying Options	All Other Compensation
Perry D. West, President/CEO	2012	*	$-	--	--	--	$-

  *Mr. West received separate attorneys fees for legal work performed for the Company

Options/Stock Appreciation Rights:

There were no stock options and stock appreciation rights ("SARs") granted to executive officers during the fiscal year ended December 31, 2012 (since inception) .

Note: No bonus has been paid or distributed in  this reporting period or fiscal 2012.

Director Compensation

The Company does not have any standard arrangements pursuant to which directors of the Company are compensated for services provided as a director. All directors are entitled to reimbursement for expenses reasonably incurred in attending Board of Directors' meetings. There have been no distributions of Stock to the Board Members as of the end of December 31, 2012 (since inception)

Compensation Agreements, Termination of Employment and Change-in-Control Arrangements:

There are no and have been no Compensation Agreements in place and no separate Compensation Committee has yet been appointed due to the limited size of the Board of Directors and the Management of the company.   The company has as of the date of this filing not adopted any management compensation program

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED

  STOCKHOLDER MATTERS.

The following table sets forth information concerning ownership of common stock, as of December 31, 2012, by each person known by the Company to be the beneficial owner of more than 5% of the common stock, each director and executive officer, and by all directors and executive officers of the Company as a group.

Name of beneficial owner	Status	Shares Beneficially Owned	Percentage of Class

Perry D. West	Director, President and CEO	1,000,000	53.88%
John Potter		375,000	20.20%
Susan Potter		375,000	20.20%

Bio-Global Resources, Inc.

            100,000

    5.3%

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR

  INDEPENDENCE.

Directors

Perry D. West	Director, Chairman, President and CEO
John Potter	Related person
Susan Potter	Related person
Bio-Global Resources, Inc.	Related person

Perry D. West.   At inception Mr. West purchased 1,000,000 shares of the company’s common stock for $1,000.00

John Potter and Susan Potter.   At inception Mr. Potter and his daughter Susan Potter purchased 375,000 shares of the company’s common stock each for $375.00.

Bio-Global Resources, Inc.,  a third party unrelated company converted $100,000 of a convertible promissory note to 100,000 common shares of the company at a conversion price of $1.00 per share.  It later entered into a second loan transaction of $100,000,  of which $27,000 has been drawn down by the Company.   (see Financing Activities in Management’s Discussion and Analysis)

ITEM 14.

PRINCIPAL ACCOUNTANT FEEES AND SERVICES

(1) Audit Fees: The Company’s principal accountant has billed for Audit services $4,000 for the Year ended 2012.

(2) Audit Related Fees:

None

(3) Tax Fees:

None

(4) All Other Fees:

None

PART IV - OTHER INFORMATION

 ITEM 15.   Exhibits, Financial Statement Schedules.

a)	Exhibits

3.1 Articles of Incorporation.  (Incorporated by reference-S-1 Registration)
                3.2  By Laws  (Incorporated by reference-S-1 Registration)

4.1  Class A Warrant Certificate  (Incorporated by reference-S-1 Registration)

 4.1  Class B Warrant Certificate  (Incorporated by reference-S-1 Registration)

5.1  Opinion of Legality  (Incorporated by reference-S-1 Registration)

10.1  Convertible Promissory Note with Warrants  (Incorporated by reference-S-1 Registration)

10.2  Legal Services  Agreement  (Incorporated by reference-S-1 Registration)
23 Consents of Experts and Counsel (Incorporated by reference-S-1 Registration)
              23.1         Michael Cronin, CPA (Incorporated by reference-S-1 Registration)
              23.2         Perry Douglas West, Esq. (contained in 5.1)  (Incorporated by reference-S-1 Registration)

31.1	Section 302 Certification By Chief Executive Officer and Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the  undersigned thereunto duly authorized.

NEW GLOBAL ENERGY, INC.

/s/  Perry West

_____________________________________
Perry West

CEO an Director

March 28,  2013

EXHIBIT 31.1

NEW GLOBAL ENERGY, INC.

OFFICER'S CERTIFICATE PURSUANT TO SECTION 302

I, Perry West,  the Chief Executive Officer and Chief Financial Officer of New Global Energy, Inc. certify that:

1.   I have reviewed this Form 10-K of New Global Energy, Inc.;

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

Dated: March 28, 2013

   /s/  Perry West
_____________________________________
Perry West

Chief Executive Officer and
Chief Financial Officer

EXHIBIT 32.1

NEW GLOBAL ENERGY, INC.
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF
THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly  Report of New Global Energy, Inc.  (the Company) on Form 10-K  for the period  ended December 31, 2012 as filed with the Securities and Exchange  Commission on the date hereof (the Report), I, Perry West,  Chief  Executive  Officer and Chief  Financial  Officer of the Company, certify,  pursuant to 18 U.S.C.  ss.1350,  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 28, 2013

/s/ Perry West
___________________
Perry West
Chief Executive Officer and
Chief Financial Officer