Form 10-Q
period 2013-03-31
New Global Energy, Inc.
filed 2013-05-02
CIK 1543083

SECURITIESAND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]  QUARTERLY REPORT PURSUANTTO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

(Address of principal executive office)

(307) 633-9192

(Issuer's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter period that the  Registrant  was required  to file such  reports),  and  (2)  has  been subject  to the  filing requirement for at least the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes     ☐ No

Large accelerated filer  ☐  Accelerated filer   ☐

Non-accelerated filer  (Do not check if a smaller reporting company) ☐   Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, par value $.0001 per share 1,855,700 outstanding shares as of April 30, 2013.

NEW GLOBAL ENERGY, INC.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements-unaudited
            Balance Sheets as of March 31, 2013 and December 31, 2012.
            Statements of Operations for the Three Month Periods  Ended March 31, 2013 and the period from inception on January 24, 2012 through March 31, 2012 and the period from inception on January 24, 2012 through March 31, 2013

                        Statements of Cash Flows for the three months ended March 31, 2013 and for the period from inception on January 24, 2012 through March 31, 2012 and for the period from inception on January 24, 2012 through March 31, 2013

            Notes to Interim Financial Statements
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4.  Controls and Procedures

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities

Item 4. Not Required
Item 5. Other Information
Item 6. Exhibits

Signatures

ITEM 1.  FINANCIAL STATEMENTS

New Global Energy, Inc.
Balance Sheet
(A Development Stage Company)

	March 31, 2013 (Unaudited)	December 31, 2012

Assets
Current assets
Cash	$ 3,401	$ 6,961
Total current assets	3,401	6,961

Marketable securities (not trading)	54,999	54,999

Total Assets	$ 58,400	$ 61,960

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable-trade	$ 2,180	$ 2,000
Other liability	2,500	2,500
Accrued expenses	1,704	1,704
Due to related parties	199	199
Total current liabilities	6,583	6,403

Convertible note payable, net of discount of $22,503 and $24,732, respectively	4,496	2,268
Total liabilities	11,079	8,671

Stockholders' Equity:
Common stock-100,000,000 authorized $0.0001 par value
1,855,700 issued & outstanding	186	186
Additional paid-in capital	92,650	92,650
Deficit accumulated during development stage	(45,515)	(39,547)
Total Stockholders' Equity	47,321	53,289

Total Liabilities & Stockholders' Equity	$ 58,400	$ 61,960
See notes to unaudited interim financial statements.

New Global Energy, Inc.
Statement of Operations
(A Development Stage Company)

	3 Months Ended March 31, 2013 (Unaudited)	Inception (Jan 24, 2012) to March 31, 2012	Inception (Jan 24, 2012) to March 31, 2013

Revenue	$ -	$ -	$ -

Costs & Expenses:
General & administrative	3,740	466	39,158
Interest expense	2,228	157	6,357
Total Costs & Expenses	5,968	623	45,515

Loss from continuing operations before income taxes	(5,968)	(623)	(45,515)
Income taxes	-	-	-

Net Loss	($5,968)	($623)	($45,515)

Basic and diluted per share amounts:
Basic and diluted net loss	$ (0.00)	$ (0.00)

Weighted average shares outstanding (basic & diluted)	1,855,700	1,697,761
See notes to unaudited interim financial statements.

New Global Energy, Inc.
Statement of Cash Flows
(A Development Stage Company)
	3 Months Ended March 31, 2013 (Unaudited)	Inception (Jan 24, 2012) to March 31, 2012	Inception (Jan 24, 2012) to March 31, 2013

Cash flows from operating activities:
Net Loss	($5,968)	($623)	($45,515)
Adjustments required to reconcile net loss
to cash used in operating activities:
Amortization of debt discount	2,228	157	4,653
Expenses paid by related parties	-	0	199
Changes in operating assets and liabilities:
Other liabilities	-	-	2,500
Increase (decrease) in accounts payable & accrued expenses	180	0	3,884
Cash used by operating activities:	(3,560)	(466)	(34,279)

Cash flows from investing activities:
Investment in marketable securities	-	-	(54,999)
Cash used in investing activities	-	-	(54,999)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	1,750	30,250
Financing costs	-	(41,500)	(64,571)
Proceeds of convertible note advances	-	80,000	127,000
Cash generated by financing activities	-	40,250	92,679

Change in cash	(3,560)	39,784	3,401
Cash-beginning of period	6,961	-	-
Cash-end of period	$ 3,401	$ 39,784	$ 3,401
See notes to unaudited interim financial statements.

NEW GLOBAL ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation:

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2012 audited financial statements included in Form 10-K and should be read in conjunction with the Notes to Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2013 and 2012. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements.

2. Going Concern

At March 31, 2013, the Company has limited cash flows and no revenue source. As such, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through short-term loans from related parties and additional equity investments, which will enable the Company to continue operations for the coming year.

3. Convertible Long-Term Debt:

During 2012, we issued two convertible promissory notes in the amount of $200,000. The notes bear interest at 2.00% and 2.95% per annum until paid or converted. Interest is payable upon the maturity date (January, 2014). One note for $100,000 was converted to 100,000 shares of common stock. The second note of which $27,000 is outstanding at March 31, 2013 provides for conversion at $0.25 per share (subject to standard anti-dilution provisions). The note allows for incremental draws in order to meet future working capital demands. As of March 31, 2013 we had $73,000 in unused credit available for such purposes.

We determined that the convertible note contained an embedded beneficial conversion feature. The effective stock price exceeded the conversion price on the valuation date. At issuance the Company determined the notes should be discounted by $27,157. At March 31, 2013, the future amortizable discount was $22,503. The discount is being amortized over the term of the remaining note. Discount amortization of $2,228 was recognized as additional interest expense for the three months ended March 31, 2013.

4.  Investments in Nonmarketable Securities

The Company purchased 18,333 shares of Aqua Farming Tech, Inc. for $54,999 which represents an investment of less than 5% as of March 31, 2013. This investment is deemed an investment in nonmarketable securities and accounted for under the cost method as Aqua Farming Tech, Inc. is a private company with no market for their shares.

5. Related Party

Amounts due related parties consist of corporate organization expenses paid prior to the establishment of a bank account. Such items totaled $199 as of March 31, 2013.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

During all periods included in this Quarterly Report, the Company has maintained consistent operations. As of the date of this report, the Company has had limited ongoing operations concentrating on the design and development of the Company’s aquaculture and sustainable agriculture business which combines alternative energy production, sustainable agriculture and aquaculture.   This design and development is managed by the Company and is completed using principally third party contract services. As of the date of this report the Company has not derived revenue from any farm operations resulting from this design and development.   The Company has used existing capital or credit available to pay legal fees and expenditures to maintain the Company in compliance with Securities and Exchange Commission regulations such as accounting and auditing and other costs related to financial disclosure obligations.  Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this Form 10-Q.

Overview and Financial Condition

During the period from inception January 24, 2012 through March 31, 2013,  the Company continued to focus on the development of its aquaculture and sustainable agriculture business which combines alternative energy production, sustainable agriculture and aquaculture.   The concept uses non centralized power plants, primarily solar power, Jatropha (Jatropha curcas, a genus of plants shrubs or trees, the oil from which can be used for biodiesel production) based biofuels and aquaculture operations to produce power for its own use and to feed into the power grid serving local power needs while producing farm grown fish and shrimp as food products all grown on mainly undeveloped land.  NGE is a development stage company with executive offices located in Brevard County, Florida.

The Company has been reviewing various real property alternatives that may include developed or partially developed resources to utilize in its business plan and has been exploring the use of project finance structures to fund such acquisition and development of business activities.    The Company expects to enter into such transaction or transactions during the next 12 months.    There are currently no transactions under contract and there is no assurance that the company will be able to complete such transactions.

Results of Operations for the Three Months ended March 31, 2013

The Company generated no  revenues for the three month period ended March 31, 2013.  Selling, general  and  administrative  expenses  for the same three months ended March 31, 2013  were $3,740.

Liquidity and Capital Resources

           Cash Flows

   Three Months Ended

        March 31, 2013

Net Cash Generated by Operating Activities

($3,560)

Net Cash Generated by financing Activities

$0.00

Cash Ending March 31, 2013

$3,401

Net Cash Generated from Operating Activities from inception through  March 31, 2013 was $0 while Net Cash generated by financing activities for the period were $0.   The company has continued to fund its development stage operations from capital in the total amount of $34,279 since inception.

Financing Activities

The Company is currently pursuing the planning stage of its business plan with limited of cash outlays for operating expenses.  Non cash contributions are being made by management and it would expect to continue at this rate of operation.  These non cash contributions include administrative services, office space, telephone, computer use and other ordinary and necessary business services involved in company operations.   There are no written agreements in place to continue these contributions and the Company believes that it could continue its rate of operations for six months with or without further management contributions.  The Company expects to accrue expenses related to these advances.

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

On January 20, 2012, the Company entered into a loan agreement with Bio-Global Resources, Inc. for the amount of $100,000 due January 20, 2014 with interest at the rate of 2.95% per annum. On September 20, 2012 and November 5, 2012, the full principal of the note was converted into 100,000 common shares. On November 15, 2012,  the Company  entered into a Second Loan Agreement with Bio-Global Resources, Inc., a private unrelated company in the amount of $100,000 due November 15, 2014 with interest at the rate of 2.50% per annum.   During the fiscal year, the Company had drawn down $27,000 of the Loan.    Bio-Global Resources, Inc. was entitled to convert any amounts outstanding on the loan after 90 days from November 15, 2012 into the Company’s common stock at the rate of $.25 per share.  In addition, to the extent funds are drawn against this Loan Agreement, Bio-Global Resources, Inc. is entitled pro rata to a number of warrants to purchase common shares at a price of $1.00 per share until November 15, 2014.

The Company has been reviewing various real property alternatives that may include developed or partially developed resources to utilize in its business plan and has been exploring the use of project finance structures to fund such acquisition and development of business activities.    The Company expects to enter into such transaction or transactions during the next 12 months. There are currently no transactions under contract and there is no assurance that the company will be able to complete such transactions.

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

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

At inception and in connection the organization of the Company issued 1,000,000 shares of restricted common stock to Perry West for $1,000.00 and 750,000 shares of restricted common stock to John Potter for $750.00.   In November of 2012 the Company issued 100,000 shares of its restricted common stock to Bio-Global Resources, Inc.  an unrelated third party company in full satisfaction of amounts under a promissory note dated September 20, 2012.

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

____________________________________
Perry West

CEO an Director

May 2, 2013

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

Dated: May 2, 2013

   /s/  Perry West
_____________________________________
Perry West
Chief Executive Officer and
Chief Financial Officer

EXHIBIT 32.1

NEW GLOBAL ENERGY, INC.
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF
THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly  Report of New Global Energy, Inc.  (the Company) on Form 10-Q  for the period  ended March 31, 2013 as filed with the Securities and Exchange  Commission on the date hereof (the Report), I, John Foster,  Chief  Executive  Officer and Chief  Financial  Officer of the Company, certify,  pursuant to 18 U.S.C.  ss.1350,  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 2, 2013

   /s/  Perry West
_____________________________________
Perry West
Chief Executive Officer and
Chief Financial Officer