Form 10-Q
period 2013-06-30
New Global Energy, Inc.
filed 2013-08-19
CIK 1543083

SECURITIESAND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]  QUARTERLY REPORT PURSUANTTO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For  the quarterly period ended June 30, 2013

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From_______ to _______

333-179669

Commission file number

NEW GLOBAL ENERGY, INC.

(Exact name of small business issuer as specified in its charter)

Wyoming	45-4349842

(State of incorporation)	(IRS Employer Identification Number)

109 East 17th Street Suite 4217 Cheyenne, WY 82001

(Address of principal executive office)

(307) 633-9192

(Issuer's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter period that the  Registrant  was required  to file such  reports),  and  (2)  has  been subject  to the  filing requirement for at least the past 90 days.  Yes ☒ No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes     ☐ No

Large accelerated filer  ☐   Accelerated filer   ☐

Non-accelerated filer  (Do not check if a smaller reporting company)☐   Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding  of each of the issuer's  classes of common stock, as of the latest practicable date. Common Stock, par value  $.0001 per share  2,833,309  outstanding  shares as of August 19, 2013.

NEW GLOBAL ENERGY, INC.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements-unaudited
            Balance Sheets as of June 30, 2013 and December 31, 2012.
            Statements of Operations for the Three Month Period  Ended June 30, 2013 and June 30, 2012

            Statements of Operations for the Six Month Period  Ended June 30, 2013

            Statement of Operations for the period since inception January 24, 2012 through June 30, 2013 and through June 30, 2012

            Statements of Cash Flows for the six months ended June 30, 2013 and for the period since inception January 24, 2012 through June 30, 2013 and through June 30, 2012.

            Statement of Stockholders’ Deficiency for the period ended June 30, 2013.

            Notes to Interim Financial Statements
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4.  Controls and Procedures

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities

Item 4. Not Required
Item 5. Other Information
Item 6. Exhibits

Signatures

New Global Energy, Inc.
Balance Sheet
(A Development Stage Company)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets
Cash	$567	$6,961
Interest receivable on short-term notes	214	0
Total current assets	781	6,961

Other assets:
Marketable securities (not trading)	0	54,999
Equity method investment in unconsolidated subsidiary (AFT)	1,224,153	0
Notes receivable (AFT)	33,500	0

Total Assets	$1,258,434	$61,960

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable-trade	$2,000	$2,000
Other liability	2,500	2,500
Accrued expenses	2,234	1,704
Due to related parties	199	199
Derivative liability	2,375,708	0
Total current liabilities	2,382,641	6,403

Convertible note payable	500	2,268
Total liabilities	2,383,141	8,671

Stockholders' Equity:
Common stock-100,000,000 authorized $0.0001 par value
2,451,210 issued & outstanding (1,855,700 in December)	245	186
Additional paid-in capital	3,747,414	92,650
Deficit accumulated during development stage	(4,872,366)	(39,547)
Total Stockholders' Equity	(1,124,707)	53,289

Total Liabilities & Stockholders' Equity	$1,258,434	$61,960
See notes to unaudited interim financial statements.

New Global Energy, Inc.
Statement of Operations
(unaudited)
(A Development Stage Company)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Inception (Jan 24, 2012) to June 30, 2012	Inception (Jan 24, 2012) to June 30, 2013

Revenue	$0	$0	$0	$0	$0

Costs & Expenses:
General & administrative	27,654	1,270	31,394	1,560	66,812
Interest expense & amortization of debt discount	95,820	653	98,048	848	102,177
Total Costs & Expenses	123,474	1,923	129,442	2,408	168,989

Loss from continuing operations before income taxes	(123,474)	(1,923)	(129,442)	(2,408)	(168,989)

Other:
Loss on Derivative Liabilities	(4,684,471)		(4,684,471)		(4,684,471)
Equity in net loss of unconsolidated subsidiary	(18,906)	0	(18,906)	0	(18,906)
Total other	(4,703,377)	0	(4,703,377)	0	(4,703,377)

Income taxes	0	0	0	0	0
Net Loss	($4,826,851)	($1,923)	($4,832,819)	($2,408)	($4,872,366)

Basic and diluted per share amounts:
Continuing operations	($0.06)	Nil	($0.07)	Nil
Basic and diluted net loss	($0.06)	Nil	($0.07)	Nil

Weighted average shares outstanding (basic & diluted)	2,097,413	1,750,000	1,871,524	1,750,000
See notes to unaudited interim financial statements.

New Global Energy, Inc.
Statement of Cash Flows
(unaudited)
(A Development Stage Company)
	Six Months Ended June 30, 2013	Inception (Jan 24, 2012) to June 30, 2012	Inception (Jan 24, 2012) to June 30, 2013

Cash flows from operating activities:
Net Loss	($4,832,819)	($2,408)	($4,872,366)
Adjustments required to reconcile net loss
to cash used in operating activities:
Expenses paid by issuance of equity instruments	0	0	0
Loss on Derivative Liabilities	4,684,471	0	4,684,471
Equity in net loss of unconsolidated subsidiary	18,906	0	18,906
Amortization of debt discount	97,732	0	100,157
Expenses paid by related parties	0	199	199
Changes in operating assets and liabilities:
Increase (decrease) in other current assets	(214)	0	(214)
Other liabilities	0	0	2,500
Increase (decrease) in accounts payable & accrued expenses	530	848	4,234
Cash used in operating activities:	(31,394)	(1,361)	(62,113)

Cash flows from investing activities:
Investment in marketable securities	(15,000)	0	(69,999)
Advances to Aqua farming Tech	(33,500)	0	(33,500)
Cash used in investing activities	(48,500)	0	(103,499)

Cash flows from financing activities:
Proceeds from issuance of common stock	0	1,750	30,250
Financing costs	0	(50,320)	(64,571)
Proceeds of convertible note advances	73,500	90,000	200,500
Cash generated by financing activities	73,500	41,430	166,179

Change in cash	(6,394)	40,069	567
Cash-beginning of period	6,961	0	0
Cash-end of period	$567	$40,069	$567

Supplemental Cash Flow Disclosure:
Write off of derivative liability due to conversion	2,381,763	0	2,381,763
Debt discount due to derivative liabilities	73,000	0	73,000
Conversion of notes payable	100,000	0	100,000
Common stock issued to purchase minority interest in AFT	$1,173,060	$0	$1,173,060

See notes to unaudited interim financial statements.

New Global Energy, Inc.
Statement of Stockholders' Equity
(Unaudited)
(A Development Stage Company)

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Deficit Accumulated During Development Stage	Total Equity
Inception January 24, 2012	0	$0	$0	$0	$0
Stock issued for cash	1,755,700	176	30,074		30,250
Note converted to common stock	100,000	10	99,990		100,000
Beneficial conversion feature			27,157		27,157
Offering costs			(64,571)		(64,571)
Net Loss				(39,547)	(39,547)
Balance at December 31, 2012	1,855,700	186	$92,650	($39,547)	$53,289
Stock issued to acquire minority interest in AFT	195,510	19	1,173,041		1,173,060
Note converted to common stock	400,000	40	99,960		100,000
Write off of derivative liability due to conversion			2,381,763		2,381,763
Net Loss				(4,832,819)	(4,832,819)
Balance at June 30, 2013	2,451,210	$245	$3,747,414	($4,872,366)	$1,124,707
See notes to unaudited interim financial statements.

NEW GLOBAL ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Note 1- Basis of Presentation

The Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in our December 31, 2012 audited financial statements included in Form 10-K and should be read in conjunction with the Notes to Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended June 30, 2013 and 2012. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

Note 2- Stockholders’ Equity

On April 1st, 2013 we issued 195,510 shares valued at $1,173,060 for the acquisition of approximately 32% of Aqua Farming Tech (AFT) (see note 4). On June 19th, 2013 we issued 400,000 shares to Bio-Global Resources, Inc. upon the conversion of a $100,000 note. The transactions were valued at $6.00 per share and $0.25 per share, respectively.

Note 3- Convertible Long-Term Debt:

During 2012, we issued two convertible promissory notes totaling $200,000. The notes bear interest at 2.00% and 2.95% per annum until paid or when converted. Interest is payable upon the maturity date (January, 2014). Both notes have been converted to an aggregate of 500,000 shares.

The convertible debt was issued with 400,000 detachable warrants to purchase the Company’s common stock. Each warrant entitles the holder to purchase one share at $0.25 and they expire at various dates in 2015.

The exercise price of these warrants is to be adjusted in the event that the Company issues or sells any shares of common stock, options, warrants or any convertible instruments (other than exempted issuances) at an effective price per share which is less than the exercise price of these warrants. Accordingly, in accordance with FASB ASC 815, the Company has accounted for these warrants as derivative liabilities. The aggregate fair value of the warrants was determined to be $2,375,708 at June 30, 2013.

The Company values its warrant derivatives and simple conversion option derivatives using the Black-Scholes option-pricing model. Assumptions used include:

•

risk-free interest rate- 0.15%-.0.36%

•

warrant life is the remaining contractual life of the warrants,

•

expected volatility-319% to 329%,

•

expected dividends-none

•

exercise prices as set forth in the agreements,

•

common stock price of the underlying share on the valuation date, and

•

number of shares to be issued if the instrument is converted.

The following table summarizes the derivative liabilities included in the balance sheet:

	Totals	Warrants	Conversion Feature
Fair value at December 31, 2012	$-	$-	$-
Fair value of warrants issued	4,750,969	2,369,206	2,381,763
Warrants converted or expired	(2,381,763)	-	(2,381,763)
Adjustment to fair value at June 30, 2013	6,502	6,502	-
Fair value at June 30, 2013	2,375,708	2,375,708	-

We determined that the derivative liabilities resulted in an additional $73,000 discount on the convertible notes payable. On June 19th, 2013 the note converted to common stock. The entire unamortized discount of $97,732 was expensed as an interest charge at that time.

Note 4- Acquisition of Interest in Aqua Farming Tech:

In 2012, the Company purchased 18,333 shares of Aqua Farming Tech, Inc. (AFT) for $54,999 which represented an investment of less than 5% as of December 31, 2012, which was accounted for using the cost method. AFT is a California company that operates a large aquaculture operation on two parcels of land totaling 118.9 acres.   It includes a large working fish farm/hatchery , 90 masonry tanks, 5 wells, 12 earthen ponds, a newly constructed 221 kW-DC Photovoltaic electric generating system estimated to produce 381,267 kWh annually, a second newly constructed 176.25 kW-DC Photovoltaic System, which is estimated to produce 286,996 kWh annually, a fish processing facility, shop facilities, 3 out buildings, 3 60KB generators, 1 200KB generator, 2 backhoes, 2 tractors, 1 delivery truck, various additional equipment and parts inventory as well as a fish inventory of nearly .5 million fish. This investment was deemed an investment in nonmarketable securities and was accounted for under the cost method. In 2013, we acquired 391,020 additional shares in exchange for 195,510 shares of New Global.  The company also acquired an additional 5,000 shares for $15,000. The share acquisitions resulted in ownership of approximately 32% of AFT, and was then accounted for as an equity method investment . The initial investment is accounted for at cost with ongoing results of operations attributable to the noncontrolling interest are included in our consolidated results of operations.

Subsequent to June 30, 2013, the company acquired 764,199 additional shares of AFT, in exchange for 382,099 shares of New Global, giving it a total of approximately 90.5% of the outstanding shares of AFT or controlling interest. Beginning July 1, 2013, the investment will be consolidated as a majority-owned subsidiary.

In connection with the share exchange, the Company also advanced $33,500 to AFT in the form of promissory notes. The notes bear interest at 7% and are due one year from the date of issuance.

Note 5- Fair Value Measurements

FASB ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of ASC 820 were effective January 1, 2008.

As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined by ASC 820 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. The Company uses Level 3 to determine the fair value of its derivative financial instruments.

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of June 30, 2013:

	June 30, 2013
Description of asset:	Level 1	Level 2	Level 3	Total
None	$-	$-	$-	$-
Description of liabilities:
Derivatives	$-	$-	$2,375,708	$2,375,708

Note 6- Warrants

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

The following table summarizes common stock warrants issued and outstanding:

	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at December 31, 2011	-	-
Granted	411,400	1.12
Exercised	-	-
Forfeited	-	-
Expired	-	-

Outstanding at December 31, 2012	411,400	$ 1.12	$ 2,417,100	2.45

Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	100	5.50

Outstanding at June 30, 2013	411,300	$ 1.12	$ -	1.95

Warrants exercisable at June 30, 2013

Exercise prices	Number of shares	Weighted average remaining life (years)	Exercisable number of shares
$1.00	400,000	2.47	400,000
$5.50	11,300	1.61	11,300

Note 7- Subsequent Events:

Subsequent to June 30, 2013, the Company  entered into a convertible credit line totaling $500,000 with Bio-Global Resources, Inc., a 20.4% shareholder, and due July 19, 2015 with interest at 6% per annum. As of this date, the Company had drawn down $13,000. Bio-Global Resources, Inc. is entitled to convert any amounts outstanding on the loan after 90 days from July 23, 2013 into the Company’s common stock at the rate of $0.25 per share.  In addition, to the extent funds are drawn against this Loan Agreement, Bio-Global Resources, Inc. is entitled pro rata to a 200,000 warrants to purchase common shares at a price of $3.00 per share until July 19, 2018.

In July 2013, the Company acquired shares in AFT in exchange for issuing shares of the Company.  See description of the transaction in Note 4.

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

Overview and Financial Condition

During the period since inception January 24, 2012 through June 30, 2013.  the Company continued to focus on the development of it’s aquaculture and sustainable agriculture business which combines alternative energy production, sustainable agriculture and aquaculture.   The  concept uses non centralized power plants, primarily solar power, Jatropha (Jatropha curcas, a genus of plants shrubs or trees, the oil from which can be used for biodiesel production) based biofuels and aquaculture operations to produce power for its own use and to feed into the power grid serving local power needs while producing farm grown fish and shrimp as food products all grown on mainly undeveloped land.  NGE is a development stage company with executive offices located in Brevard County, Florida.

The Company has been reviewing various real property alternatives that may include developed or partially developed resources to utilize in its business plan and has been exploring the use of project finance structures to fund such acquisition and development of business activities.    During the period covered by this report,

As of May 20, 2013,  the Company has completed the acquisition of 30.74% of Aqua Farming Tech, Inc. (“AFT”) from unrelated parties.  AFT is a California company that operates a large aquaculture operation on two parcels of land totaling 118.9 acres.   It includes a large working fish farm/hatchery , 90 masonry tanks, 5 wells, 12 earthen ponds, a newly constructed 221 kW-DC Photovoltaic electric generating system estimated to produce 381,267 kWh annually, a second newly constructed 176.25 kW-DC Photovoltaic System, which is estimated to produce 286,996 kWh annually, a fish processing facility, shop facilities, 3 out buildings, 3 60KB generators, 1 200KB generator, 2 backhoes, 2 tractors, 1 delivery truck, various additional equipment and parts inventory as well as a fish inventory of nearly .5 million fish.

Subsequent to the end of the reporting period and As of July 23, 2013,  the Company has completed the acquisition of an additional 764,199 shares  of Aqua Farming Tech, Inc. (“AFT”) from unrelated parties giving it a total of approximately  90.5% of the outstanding shares of AFT or controlling interest.  AFT is a California company that operates a large aquaculture operation on two parcels of land totaling 118.9 acres.   It includes a large working fish farm/hatchery , 90 masonry tanks, 5 wells, 12 earthen ponds, a newly constructed 221 kW-DC Photovoltaic electric generating system estimated to produce 381,267 kWh annually, a second newly constructed 176.25 kW-DC Photovoltaic System, which is estimated to produce 286,996 kWh annually, a fish processing facility, shop facilities, 3 out buildings, 3 60KB generators, 1 200KB generator, 2 backhoes, 2 tractors, 1 delivery truck, various additional equipment and parts inventory as well as a fish inventory of nearly .5 million fish.

The Company expects to continue operation of this aquaculture operation with the application of concepts and technology expected to improve the productivity of the farm.   There is no  assurance that expected results will be obtained or that the Company will be successful in operating AFT operations.

In order to provide for additional operations,  the Company subsequent to the end of the reported period,  entered into a Loan Agreement with Bio-Global Resources, Inc., a private unrelated company in the amount of $500,000 due July 19, 2015 with interest at the rate of 6.00% per annum.   As of this date, the Company had drawn down $13,000 of the face amount of the Loan. Bio-Global Resources, Inc. is entitled to convert any amounts outstanding on the loan after 90 days from July 23, 2013 into the Company’s common stock at the rate of $0.25 per share.  In addition, to the extent funds are drawn against this Loan Agreement, Bio-Global Resources, Inc. is entitled pro rata to a 200,000 warrants to purchase common shares at a price of $3.00 per share until July 19, 2018.

Funds from this credit facility should provide funds for it to continue at an increased rate of operation including the assumption of operations of the Mecca and Thermal farms owned by AFT,  for more than 6 months without additional funding.   As of July 23, 2013 the Company has made a initial draw of $13,000 in proceeds from the loan.  Although the Company has successfully completed credit arrangements with Bio-Global Resources, Inc. before,  there is no assurance that this transaction will be completed or that all of the funds will be available when requested by the Company.

The Company has been reviewing various additional real property alternatives that may include developed or partially developed resources to utilize in its business plan and has been exploring the use of project finance structures to fund such acquisition and development of business activities.    The Company expects to enter into such transaction or transactions during the next 12 months.    There are currently no transaction not referred to above under contract and there is no assurance that the company will be able to complete such transactions.

The AFT farm properties both have had newly installed solar systems  which will assist in controlling operating costs consistent with the company’s theory of operations.

In addressing a second major issue in aquafarming operations, water quality, the Company has entered into a Sales and Licensing Agent Representation Agreement and  a Master Cooperation Agreement with OriginOil, Inc., a Nevada corporation with offices in Los Angeles, California covering the use and sale of OriginOil equipment by the Company.

Origin Oil develops technologies for licensing, and manufactures and sells components and equipment pertaining to decontaminating large volumes of water without using chemicals in the algae, oil & gas and aquaculture industries.  The Company recently completed a demonstration of Origin Oil’s Electro Water Separation technology, its process for removing organic contaminants from very large quantities of water, on Aqua Farming Tech Inc’s aquaculture farm in Southern California.

Based upon the favorable results from these tests, both Companies elected to proceed with these agreements referenced above.   Additional meetings between the parties are necessary in order to determine what if any financial results can reasonably be anticipated to flow to the parties from activities under these agreements.  The Company is moving forward with  the installation of equipment for long term testing and operation.   The Company has not at this date obligated itself to any financial expenditure and there is no assurance that this test project will be successful or will result in ongoing savings or benefit to the Company.

Results of Operations for the Six Months ended June 30, 2013

The Company had  revenues for the six month period ended June 30 2013 of $0.  Selling, general  and  administrative  expenses  for the same six months ended June 30, 2013  were $31,394 although the Company showed a total net loss for six month period of $4,813,913 due substantially to a derivative valuation charge of $4,684,471 and interest expense and amortization of Debt in the amount of $98,048.

Liquidity and Capital Resources

           Cash Flows

   Six Months Ended

        June 30, 2013

Net Cash used by Operating Activities

($31,394)

Net Cash used by Investing Activities

($48,500)

Net Cash generated by financing Activities

$73,500

Cash Ending June 30, 2013

$567

Net Cash used from Operating Activities from inception through  June 30, 2013 was $$62,113 while Net Cash generated by financing activities for the period were $166,179.   The company has continued to fund its development stage operations from capital in the total amount of $166,179 since inception.

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

On January 20, 2012, the Company entered into a loan agreement with Bio-Global Resources, Inc. for the amount of $100,000 due January 20, 2014 with interest at the rate of 2.95% per annum. On September 20, 2012 and November 5, 2012, the full principal of the note was converted into 100,000 common shares.   Until January 2014,  Bio-Global Resources, Inc. is entitled pro rata to a number of warrants to purchase common shares at a price of $1.00 per share until November 15, 2014.    the Company  entered into a Second Loan Agreement with Bio-Global Resources, Inc., a private unrelated company in the amount of $100,000 due November 15, 2014 with interest at the rate of 2.50% per annum.    Bio-Global Resources, Inc. was entitled to convert any amounts outstanding on the loan after 90 days from November 15, 2012 into the Company’s common stock at the rate of $.25 per share.  In addition, to the extent funds are drawn against this Loan Agreement, Bio-Global Resources, Inc. is entitled pro rata to a number of warrants to purchase common shares at a price of $1.00 per share until November 15, 2014.   During the Six Months ended June 30, 2013,   Bio-Global Resources, Inc. elected to convert the principal amount of the loan to common stock and the loan has been satisfied.

Subsequent to the end of the reported period,  the Company  in order to provide for additional operations,  entered into a Loan Agreement with Bio-Global Resources, Inc., a private unrelated company in the amount of $500,000 due July 19, 2015 with interest at the rate of 6.00% per annum.   As of this date, the Company had drawn down $13,000 of the face amount of the Loan. Bio-Global Resources, Inc. is entitled to convert any amounts outstanding on the loan after 90 days from July 23, 2013 into the Company’s common stock at the rate of $0.25 per share.  In addition, to the extent funds are drawn against this Loan Agreement, Bio-Global Resources, Inc. is entitled pro rata to a 200,000 warrants to purchase common shares at a price of $3.00 per share until July 19, 2018.

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

During the reported period, the Company issued 400,000 common shares (restricted)  to Bio-Global Resources, Inc. for and in exchange the conversion  and satisfaction of a promissory note in the amount of $100,000 from the Company dated November 15, 2012.

Also  during the reported period, for the purchase of the 30.74% interest in Aqua Farming Tech, Inc. (“AFT”)  from 19 shareholders for a total price of $1,173,060 the Company issued 195,510 shares of common stock of the Company at a value of $6.00 per share.

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

NEW GLOBAL ENERGY, INC.

/s/  Perry West

_____________________________________
Perry West

CEO an Director

August 19,  2013

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

Dated: August 19, 2013

   /s/  Perry West
_____________________________________
Perry West
Chief Executive Officer and
Chief Financial Officer

EXHIBIT 32.1

NEW GLOBAL ENERGY, INC.
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF
THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly  Report of New Global Energy, Inc.  (the Company) on Form 10-Q  for the period  ended June 30, 2013 as filed with the Securities and Exchange  Commission on the date hereof (the Report), I, Perry West,  Chief  Executive  Officer and Chief  Financial  Officer of the Company, certify,  pursuant to 18 U.S.C.  ss.1350,  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: August 19, 2013

   /s/  Perry West
_____________________________________
Perry West
Chief Executive Officer and
Chief Financial Officer