Form 10-Q
period 2013-09-30
New Global Energy, Inc.
filed 2013-11-22
CIK 1543083

SECURITIESAND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANTTO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
(Address of principal executive office)

(307) 633-9192
(Issuer's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter period that the  Registrant  was required  to file such  reports),  and  (2)  has  been subject  to the  filing requirement for at least the past 90 days.  Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes     ☐ No

Large accelerated filer  ☐   Accelerated filer   ☐

Non-accelerated filer  (Do not check if a smaller reporting company)☐   Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No [  ]

Indicate the number of shares outstanding  of each of the issuer's  classes of common stock, as of the latest practicable date. Common Stock, par value $.0001 per share 2,833,309 outstanding shares as of November 15, 2012.

NEW GLOBAL ENERGY, INC.

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements – unaudited	3
	Consolidated Balance Sheets as of September 30, 2013 (Successor) and December 12, 2012 (Predecessor).	3
	Consolidated Statements of Operations for the Three Months Ended September 30, 2013 (Successor), the Three Months ended September 30, 2012 (Predecessor), Six Months Ended June 30, 2013 (Predecessor) and Nine Months ended September 30, 2012 (Predecessor). (unaudited)	4
	Consolidated Statement of Cash Flows for the Three Months Ended September 30, 2013 (Successor) and for the Six Months Ended June 30, 2013 (Predecessor) and the Nine Months Ended September 30, 2012 (Predecessor). (unaudited)	5
	Notes to Interim Unaudited Financial Statements	7
Item 2.	Management ’ s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	17
Item 1 A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Other Information	17
Item 5..	Exhibits	17

	SIGNATURES	18

ITEM 1.  FINANCIAL STATEMENTS

New Global Energy, Inc.
Consolidated Balance Sheets (Unaudited)

	September 30, 2013 (Successor)	December 31, 2012 (Predecessor)
Assets
Current assets
Cash	$ 28,822	$ 15,901
Inventory	60,063	150,001
Total current assets	88,885	165,902

Equipment, net	1,058,101	1,128,468
Other assets:
Goodwill	3,954,473	-
Deposits	461,592	6,238

Total Assets	$ 5,563,051	$ 1,300,608

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$ 308,729	$ 314,811
Accrued expenses	4,174	-
Due to related parties	63,199	932,625
Preferred stock payable	85,003	475,514
Current portion of long-term debt	1,016,378	1,096,759
Derivative liability	6,649,606	0
Total current liabilities	8,127,089	2,819,709

Long term debt	381,780	1,123,110
Convertible note payable	18,000	-
Total liabilities	8,526,869	3,942,819

Stockholders' Deficiency:
Preferred stock	-	-
Common stock-100,000,000 authorized $0.0001 par value
2,833,309 issued & outstanding (1,855,700 in December)	283	987,558
Additional paid-in capital	6,039,972	-
Common stock subscriptions receivable	(106,036)	-
Accumulated deficit	(9,239,984)	(3,629,769)
Total Stockholders' Deficiency	(3,305,765)	(2,642,211)
Non-controlling interest	341,947	-
Total stockholders' deficit	(2,963,818)	(2,642,211)

Total Liabilities & Stockholders' Deficiency	$ 5,563,051	$ 1,300,608

See notes to unaudited interim consolidated financial statements.

New Global Energy, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30, 2013 (Successor)	Three Months Ended September 30, 2012 (Predecessor)	Six Months Ended June 30, 2013 (Predecessor)	Nine Months Ended September 30, 2012 (Predecessor)

Revenue	$ 73,966	$ 80,575	$ 153,314	$ 230,320

Costs & Expenses:
Cost of goods sold	102,975	106,134	135,812	281,033
General & administrative	159,707	97,293	206,868	326,044
Total Operating Costs & Expenses	262,682	203,427	342,680	607,077

Other Expenses:
Loss on Derivative Liabilities	4,138,898	-	-	-
Interest expense & amortization of debt discount	76,534	994,229	43,982	1,053,563
Total Other Expense	4,215,432	994,229	43,982	1,053,563

Loss from continuing operations before income taxes	(4,404,148)	(1,117,081)	(233,348)	(1,430,320)
Provision for income taxes	-	-	-	-
Net (loss)	(4,404,148)	(1,117,081)	(233,348)	(1,430,320)
Net loss attributable to non-controlling interest	17,624	-	-	-
Net loss attributable to New Global	$ (4,386,884)	$ (1,117,081)	$ (233,348)	$ (1,430,320)

Basic and diluted per share amounts:
Basic and diluted net loss	$ (1.55)	$ (3.39)	$ (0.25)	$ (4.35)

Weighted average shares outstanding (basic & diluted)	2,829,156	329,186	951,752	329,186

See notes to unaudited interim consolidated financial statements.

New Global Energy, Inc.
Consolidated Statements of Cash Flows
(unaudited)
	Three Months Ended September 30, 2013 (Successor)	Six Months Ended June 30, 2013 (Predecessor)	Nine Months Ended September 30, 2012 (Predecessor)

Cash flows from operating activities:
Net Loss	$ (4,404,148)	$ (233,348)	$ (1,430,320)
Adjustments required to reconcile net loss
to cash used in operating activities:
Loss on derivative liabilities	4,138,898	-	-
Depreciation	24,300	48,600	56,285
Amortization of debt discount	18,000	-	-
Increase in financing costs due to loan guarantees	-	-	932,625
Changes in operating assets and liabilities:
(Increase) decrease in inventory	46,996	43,156	47,123
Increase in other current assets	33,500	-	-
Increase (decrease) in accounts payable	117,305	-	-
Increase (decrease) in accrued expenses	1,940	(18,432)	167,062
Cash used by operating activities	(23,209)	(160,024)	(227,225)

Cash flows from investing activities:
Purchase of equipment	-	-	(273,940)
Acquisition costs	3,820	-	-
Cash used in investing activities	3,820	-	(273,940)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,850	54,999	-
Principal payments on long term debt	(100,854)	-	-
Proceeds of notes payable		96,272	498,803
Proceeds of convertible note advances	134,500	-	-
Cash generated by financing activities	40,496	151,271	498,803

Change in cash	21,107	(8,753)	(2,362)
Cash-beginning of period	7,715	15,901	10,079
Cash-end of period	$ 28,822	$ 7,148	$ 7,717

Supplemental Cash Flow Disclosure:
Discount on notes payable from derivative liabilities	$ 135,000	$ -	$ -

See notes to unaudited interim consolidated financial statements.

New Global Energy, Inc.
Consolidated Statement of Stockholders' Deficiency
(Unaudited)

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Subscriptions Receivable	Accumulated Deficit	Total Equity (Deficit)
Inception January 24, 2012	-	$ -	$ -	$ -	$ -	$ -
Stock issued for cash	1,755,700	176	30,074			30,250
Note converted to common stock	100,000	10	99,990			100,000
Beneficial conversion feature			27,157			27,157
Offering costs			(64,571)			(64,571)
Net Loss					(39,547)	(39,547)
Balance at December 31, 2012	1,855,700	186	$ 92,650	-	(39,547)	53,289
Stock issued to acquire controlling interest in AFT	577,609	58	3,465,599	(112,886)		3,352,771
Note converted to common stock	400,000	40	99,960			100,000
Receipt of subscription				6,850		6,850
Write off derivative liability due to conversion			2,381,763			2,381,763
Net Loss					(9,200,438)	(9,200,438)
Balance at September 30, 2013	2,833,309	$ 283	$ 6,039,972	$ (106,036)	$ (9,239,985)	$ (3,305,764)

See notes to unaudited interim consolidated financial statements.

NEW GLOBAL ENERGY, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation:

The Consolidated Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2012 audited financial statements included in Form 10-K and should be read in conjunction with the Notes to Financial Statements which appear in that report.

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in these interim consolidated financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended September 30, 2013 and 2012. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

Principles of Consolidation: The 2013 financial statements include the accounts of New Global and its subsidiary Aqua Farming Tech, Inc. (AFT). All significant inter-company balances and transactions have been eliminated.

Basis of Presentation – Predecessor: The accompanying predecessor financial statements have been prepared to present the statements of the financial position of AFT and statements of operations and cash flows of AFT for inclusion in the Company’s Form 10-Q for purposes of complying with the rules and regulations of the SEC as required by S-X Rule 8-02. These statements include only those assets, liabilities and related operations of AFT. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America using AFT-specific information where available.

Summary of Significant Accounting Policies

Trade Accounts Receivable

Trade accounts receivable is recorded net of an allowance for expected losses.  The allowance is estimated from historical performance and projections of trends.  The reserve account at September 30, 2013 and December 31, 2012 was $0.

Inventory

The Company’s inventory is valued at the lower of cost (first in, first out) or market using the retail method. Inventories consist of components and finished goods and are stated at the lower of cost or market.  Cost is determined using the first-in first-out method.

Long-lived Assets

Long-lived assets are stated at cost.  Maintenance and repairs are expensed as incurred.  Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which is between five to thirty-nine years.

Where an impairment of a property’s value is determined to be other than temporary, an allowance for the estimated potential loss is established to record the property at its net realizable value.

When items of building or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.  The Company does not have any long-lived tangible assets, which are considered to be impaired.

Intangibles with Finite Lives

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10, Property, Plant and Equipment, where applicable to all long lived assets. FASB ASC 360-10 addresses accounting and reporting for impairment and disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC 360-10. FASB ASC 360-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

The Company does not amortize any intangible assets with finite lives.

Goodwill and intangible assets are reviewed for potential impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable.  Management determined no impairment adjustment related to these intangibles was necessary.

Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, which states that revenues are generally recognized when it is realized and earned.  Specifically, the Company recognizes revenue when the product is delivered and accepted by the customer.  Revenues are earned from sales of the Company’s fish..

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

Note 2.	Stockholders' Equity:

Recent Issuances

On April 1st, 2013 and July 23rd, 2013we issued 195,510 shares and 382,099 share of common stock, respectively, with an aggregate value of $3,465,656 for the acquisition of approximately 90.5% of Aqua Farming Tech (AFT) (see note 4). On June 19th, 2013 we issued 400,000 shares upon the conversion of a $100,000 note. The transactions were valued at $6.00 per share and $0.25 per share, respectively.

Note 3.  Convertible Long-Term Debt:

During 2012, we issued two convertible promissory notes totaling $200,000. The notes bear interest at 2.00% and 2.95% per annum until paid or when converted. Both notes were converted to an aggregate of 500,000 shares. On July 19, 2013 we issued another unsecured convertible promissory note for $500,000. The note bears interest at 6% and converts at $0.25 per share. As of September 30, 2013 we owed $135,000 against this note and had $365,000 of unused credit.

The current and previous convertible debt was issued with an aggregate of 600,000 detachable warrants to purchase the Company’s common stock. Each warrant entitles the holder to purchase one share at prices ranging from $1.00 to $3.00 and they expire at various dates in 2016.  The exercise price of these warrants and the conversion rate of the debt is to be adjusted in the event that the Company issues or sells any shares of common stock, options, warrants or any convertible instruments (other than exempted issuances) at an effective price per share which is less than the exercise price of these warrants. Accordingly, in accordance with FASB ASC 815, the Company has accounted for these warrants as derivative liabilities. The aggregate fair value of the warrants and the conversion feature was determined to be $3,558,109 and $3,091,497, respectively, at September 30, 2013.

The Company values its warrant derivatives and simple conversion option derivatives using the Black-Scholes option-pricing model. Assumptions used include:

•risk-free interest rate- 0.13%-.0.36%

•warrant life is the remaining contractual life of the warrants,

•expected volatility-262% to 345%,

•expected dividends-none

•exercise prices as set forth in the agreements,

•common stock price of the underlying share on the valuation date, and

•number of shares to be issued if the instrument is converted

The following table summarizes the derivative liabilities included in the balance sheet:

	Totals	Warrants	Conversion Feature
Fair value at December 31, 2012	$ -	$ -	$ -
Fair value of warrants issued or conversion feature	9,040,019	3,563,009	5,477,010
Warrants converted or expired	(2,381,763)	-	(2,381,763)
Adjustment to fair value at September 30th, 2013	(8,650)	(4,900)	(3,750)
Fair value at September 30, 2013	$ 6,649,606	$ 3,558,109	$ 3,091,497

We determined that the derivative liabilities resulted in an additional $73,000 discount on the convertible notes payable. On June 19th, 2013 the note converted to common stock. The entire unamortized discount of $97,732 was expensed as an interest charge at that time.

Note 4.  Acquisition of Aqua Farming Tech, Inc. (AFT):

The Company completed its purchase of 90.5% of Aqua Farming Tech, Inc. (AFT) on July 23, 2013 with the issuance of an additional 382,099 shares of common to acquire 764,199 more shares of AFY common. The increase in ownership from 30% to 90% required AFT to be included as a consolidated subsidiary as of that date. AFT is a California based company that operates a large aquaculture operation on two parcels of land totaling 118.9 acres. It includes a large working fish farm/hatchery, 90 masonry tanks, 5 wells, 12 earthen ponds, a newly constructed 221 kW-DC Photovoltaic electric generating system estimated to produce 381,267 kWh annually, a second newly constructed 176.25 kW-DC Photovoltaic System estimated to produce 286,996 kWh annually, a fish processing facility, shop facilities, 3 out buildings, 3 60KB generators, 1 200KB generator, 2 backhoes, 2 tractors, 1 delivery truck, various additional equipment and parts inventory as well as a fish inventory of nearly .5 million fish.

The allocation of the purchase price related to the acquisition is considered preliminary, largely with respect to certain acquired property, plant and equipment; intangible assets; and tax-related assets and liabilities. The impact on the consolidated balance sheet of the purchase price allocations related to the acquisition is as follows:

	As of July 23, 2013
	Non-Cash
Consideration:	Number	Value
Common stock (1) issued in May, 2013	195,510	$ 1,173,060
Common stock (1) issued in July, 2013	382,099	2,292,596
Total non-cash consideration		$ 3,465,656
Other consideration:
Cash paid		$ 55,548
Total consideration		$ 3,521,204

Allocated to the assets and liabilities of AFT:
Assets
Cash		$ 7,148
Inventory		106,845
Property & equipment		1,082,401
Deposits		461,592
Goodwill		3,954,473
Stock subscriptions receivable		112,886
Total assets		5,725,345
Liabilities:
Accounts payable		175,337
Due related parties		74,588
Preferred stock payable		85,003
Current & long-term debt		1,509,642
Non-controlling interest		359,571
Total liabilities and non-controlling interest		2,204,141

Net assets acquired		$ 3,521,204

Valuation Notes:
(1) common stock valued at market quote of $6.00 per share

Goodwill resulting from business the combination is largely attributable to the existing workforce of the acquired businesses.

A summary of property & equipment held by AFT on the accompanying balance sheets is as follows:

	Estimated Useful Life	September 30, 2013	December 31, 2012
Land	n/a	$ 389,355	$ 389,355
Building & improvements	39 years	755,235	755,235
Solar equipment	5 years	273,940	273,940
Machinery	7 years	365,010	365,010
Vehicles	5 years	71,397	71,397
Less accumulated depreciation		(796,836)	(726,469)
Net		1,058,101	1,128,468

Deposits during 2013 consist of $455,354 made on the purchase and installation of solar equipment on the AFT’s property not yet placed in service.

A summary of debt held by AFT on the accompanying balance sheets is as follows:

	September 30, 2013	December 31, 2012

Seven unsecured notes payable with interest ranging from 0% to 10%	$ 288,100	$ 1,042,552
Five secured notes payable with interest ranging from 0% to 10%	1,110,058	1,177,317

Total	1,398,158	2,219,869
Less current portion	(1,016,378)	(1,096,759)
Total	$ 381,780	$ 1,123,110

Note 5. Fair Value Measurements

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of September 30, 2013:

September 30, 2013
Description of asset:	Level 1	Level 2	Level 3	Total
None	$ -	$ -	$ -	$ -
Description of liabilities:
Derivatives	$ -	$ -	$ 6,649,606	$ 6,649,606

Note 6.    Warrants

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

In conjunction with the issuance of the three convertible notes, a total of 600,000 warrants were issued with the convertible note exercisable at $1.00-$3.00 per share for a term of 3 years.

The following table summarizes common stock warrants issued and outstanding:

	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at December 31, 2011	-	-
Granted	411,400	1.12
Exercised	-	-
Forfeited	-	-
Expired	-	-

Outstanding at December 31, 2012	411,400	$ 1.12	$ 2,417,100	2.45

Granted	200,000	3.00
Exercised	-	-
Forfeited	-	-
Expired	100	5.50

Outstanding at September 30, 2013	611,300	$ 1.74	$ -	2.06

Warrants exercisable at September 30, 2013

Exercise prices	Number of shares	Weighted average remaining life (years)	Exercisable number of shares
$ 1.00	400,000	2.22	400,000
$ 3.00	200,000	2.80	200,000
$ 5.50	11,300	1.36	11,300

Note 7.   Subsequent Events:

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

Overview and Financial Condition

During the period covered by this report,   the Company continued to focus on the development of it’s aquaculture and sustainable agriculture business which combines alternative energy production, sustainable agriculture and aquaculture.   The concept uses non centralized power plants, primarily solar power, Jatropha (Jatropha curcas, a genus of plants shrubs or trees, the oil from which can be used for biodiesel production) based biofuels and aquaculture operations to produce power for its own use and to feed into the power grid serving local power needs while producing farm grown fish and shrimp as food products all grown on mainly undeveloped land.  NGE is a development stage company with executive offices located in Brevard County, Florida.

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

As of July 23, 2013, the Company has completed the acquisition of an additional 764,199 shares of Aqua Farming Tech, Inc. (“AFT”) from unrelated parties giving it a total of approximately 90.5% of the outstanding shares or controlling interest of AFT .  AFT continues to operate a large aquaculture operation on two parcels of land totaling 118.9 acres.

The Company expects to continue operation of this aquaculture operation with the application of concepts and technology expected to improve the productivity of the farm.   There is no assurance that expected results will be obtained or that the Company will be successful in operating AFT operations.

In order to provide for additional operations and for the expansion of existing operations,  the Company during the reported period,  entered into a Loan Agreement with Bio-Global Resources, Inc., a private unrelated company in the amount of $500,000 due July 19, 2015 with interest at the rate of 6.00% per annum.   As of the end of the reported period, the Company had drawn down $135,000 of the face amount of the Loan.  Bio-Global Resources, Inc. is entitled to convert any amounts outstanding on the loan after 90 days from July 23, 2013 into the Company’s common stock at the rate of $0.25 per share.  In addition, to the extent funds are drawn against this Loan Agreement, Bio-Global Resources, Inc. is entitled pro rata to a 200,000 warrants to purchase common shares at a price of $3.00 per share until July 19, 2018.

Funds from this credit facility provide for the Company to continue at an increased rate of operation including the assumption of operations of the Mecca and Thermal farms owned by AFT,  for more than 6 months without additional funding.   During this same period, the Company has advanced  $104,500 for operations and expansion.   Although the Company has successfully completed credit arrangements with Bio-Global Resources, Inc. before, there is no assurance that this transaction will be completed or that all of the funds will be available when requested by the Company.

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

The AFT farm properties both have had newly installed grid connected solar systems, one 221 kW system and one 176.25 kW system,   which will assist in controlling operating costs consistent with the company’s theory of operations.

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

Based upon the favorable results from these tests, both Companies elected to proceed with these agreements referenced above.   Additional meetings between the parties are necessary in order to determine what if any financial results can reasonably be anticipated to flow to the parties from activities under these agreements.  The Company is moving forward with  the installation of equipment for long term testing and operation.   The Company has not at this date obligated itself to any financial expenditure and there is no assurance that this test project will be successful or will result in ongoing savings or benefit to the Company

With regard to the Company’s further expansion,  A non-binding memorandum of understanding (“MOU”) has been entered into between New Global Energy, Inc. a Wyoming corporation (the “Company”) and Global Energy Technology Group, Inc. a Nevada corporation (“GETG”).  It sets forth certain terms of a proposed transaction (the “Proposed Transaction”) between the parties thereto on the date of November 2, 2013.  The Company has proposed an acquisition, merger, or combination in a tax free exchange (the “Merger”)  with GETG. The Merger shall include an exchange of one-hundred percent (100%) of GETG shares for common shares of NGEY (the “Exchange”).

The Company will be the surviving entity (the “Surviving Entity”) of the Merger. The Surviving Entity will be domiciled in the state of Wyoming.   The Parties agreed that a pre-money valuation (the “Pre-Money Valuation”) and a post-money valuation (the “Post-Money Valuation”) will be established for the Proposed Public Transaction.  Parties mutually agree that the Pre-Money valuation is net of any debt, financial encumbrances, or other contingent obligations that would reduce net book value (equity) (the “Net Book Value (Equity)”), as in accordance with generally accepted accounting principles.  The Post-Money Valuation will include a number of common shares (the “Post-Money Common Shares”) to be outstanding “Post Merger,” with the total amount subject to the total Post-Money Valuation.    The agreement is subject to a vote of the shareholders of both the Company and GETG.

Forward-looking statements such as this are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include, without limitation: (1) the Merger may not be consummated in a timely manner, if at all; (2) the merger agreement may be terminated in circumstances that require the Company to pay a termination fee or reimburse certain expenses; (3) the diversion of management's attention from the Company's ongoing business operations; (4) the ability of the Company to retain and hire key personnel;  (5) the effect of the announcement of the Merger on the Company's business relationships, operating results and business generally; (6) competitive responses to the proposed Merger; and (7) the failure to obtain the requisite approvals to the Merger, such as stockholder approval.   The Company expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Results of Operations (Successor) for the Three Months ended September 30, 2013

The Company had  consolidated revenues for the three month period ended September 30 2013 of $73,966 after cost of goods sold of $102,975 primarily from the sale of live fish.   Selling, general  and  administrative  expenses  for the same three months ended September 30, 2013  were $159,707.00 although the Company showed a total net loss for Three Month period of $4,386,525 due substantially to a derivative valuation charge of $4,138,898  and interest expense and amortization of Debt in the amount of $76,534.    Consolidated Operations showed a loss for the Three Months ended September 30, 2013 of $1.55 per share.

Results of Operations (Successor) for the Nine Months ended September 30, 2013

The Successor revenues for the nine month period ended September 30 2013 of $230,320 after cost of goods sold of $281,033 primarily from the sale of live fish.   Selling, general  and  administrative  expenses  for the same nine months ended September 30, 2013  were $326,044.00 although the Company showed a total net loss for Nine Month period of $1,430,320 due substantially to a interest charges of $1,053,563.    AFT Successor showed a weighted (basic and diluted) loss for the Nine Months ended September 30, 2013 of $4.35 per share.

Liquidity and Capital Resources

AFT Successor Cash Flows
Nine Months Ended
September 30, 2013
Net Cash Generated by Operating Activities	$ (227,225)
Net Cash Generated by investing Activities	$ (273,940)
Cash Flows provided by financing Activities	$ 498,803
Cash Beginning Period	$ 10,079
Cash Ending September 30, 2013	$ 7,717

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

During the reported period,  the Company  in order to provide for additional operations including AFT,  entered into a Loan Agreement with Bio-Global Resources, Inc., a private unrelated company in the amount of $500,000 due July 19, 2015 with interest at the rate of 6.00% per annum.   As of this date, the Company had drawn down $135,000 of the face amount of the Loan. Bio-Global Resources, Inc. is entitled to convert any amounts outstanding on the loan after 90 days from July 23, 2013 into the Company’s common stock at the rate of $0.25 per share.  In addition, to the extent funds are drawn against this Loan Agreement, Bio-Global Resources, Inc. is entitled pro rata to a 200,000 warrants to purchase common shares at a price of $3.00 per share until July 19, 2018.

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

During the prior reported period, the Company issued 400,000 common shares (restricted)  to Bio-Global Resources, Inc. for and in exchange the conversion  and satisfaction of a promissory note in the amount of $100,000 from the Company dated November 15, 2012.

Also  during the prior reported period, for the purchase of the 30.74% interest in Aqua Farming Tech, Inc. (“AFT”)  from 19 shareholders for a total price of $1,173,060 the Company issued 195,510 shares of common stock of the Company at a value of $6.00 per share.

During the reported period, The Company purchased an additional 764,199 shares of AFT from unrelated parties giving it a total of approximately 90.5% of the outstanding shares of AFT or controlling interest for a total price of $2,292,596.  The purchase price was paid with of 382,099 shares of common stock of the Company for a value of $6.00 per share.

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

Perry West

CEO and Director

November 22, 2013

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

/s/ Perry West

Perry West
Chief Executive Officer and
Chief Financial Officer

EXHIBIT 32.1

NEW GLOBAL ENERGY, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF
THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly  Report of New Global Energy, Inc.  (the Company) on Form 10-Q  for the period  ended September 30, 2013 as filed with the Securities and Exchange  Commission on the date hereof (the Report), I, John Foster,  Chief  Executive  Officer and Chief  Financial  Officer of the Company, certify,  pursuant to 18 U.S.C.  ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 22, 2013

/s/ Perry West

Perry West

Chief Executive Officer and
Chief Financial Officer