Form 10-Q/A
period 2013-09-30
New Global Energy, Inc.
filed 2013-12-05
CIK 1543083

SECURITIESAND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q /A

Amendment No. 1

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

Explanatory Note

"New Global Energy, Inc. (the “Company”) is filing this Amendment on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2013 (the “Form 10-Q”), filed with the Securities and Exchange Commission on November 22, 2013 (the “Original Filing Date”), to  reflect digital tagging changes.

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q."

NEW GLOBAL ENERGY, INC.

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements – unaudited	4
	Consolidated Balance Sheets as of September 30, 2013 (Successor) and December 12, 2012 (Predecessor).	4
	Consolidated Statements of Operations for the Three Months Ended September 30, 2013 (Successor), the Three Months ended September 30, 2012 (Predecessor), Six Months Ended June 30, 2013 (Predecessor) and Nine Months ended September 30, 2012 (Predecessor). (unaudited)	5
	Consolidated Statement of Cash Flows for the Three Months Ended September 30, 2013 (Successor) and for the Six Months Ended June 30, 2013 (Predecessor) and the Nine Months Ended September 30, 2012 (Predecessor). (unaudited)	6
	Notes to Interim Unaudited Financial Statements	8
Item 2.	Management ’ s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	18
Item 1 A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Other Information	18
Item 5.	Exhibits	18

	SIGNATURES	19

ITEM 1.  FINANCIAL STATEMENTS

New Global Energy, Inc.
Consolidated Balance Sheets (Unaudited)

	September 30, 2013 (Successor)	December 31, 2012 (Predecessor)
Assets
Current assets
Cash	$ 28,822	$ 15,901
Inventory	60,063	150,001
Total current assets	88,885	165,902

Equipment, net	1,058,101	1,128,468
Other assets:
Goodwill	3,954,473	-
Deposits	461,592	6,238

Total Assets	$ 5,563,051	$ 1,300,608

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$ 308,729	$ 314,811
Accrued expenses	4,174	-
Due to related parties	63,199	932,625
Preferred stock payable	85,003	475,514
Current portion of long-term debt	1,016,378	1,096,759
Derivative liability	6,649,606	0
Total current liabilities	8,127,089	2,819,709

Long term debt	381,780	1,123,110
Convertible note payable	18,000	-
Total liabilities	8,526,869	3,942,819

Stockholders' Deficiency:
Preferred stock	-	-
Common stock-100,000,000 authorized $0.0001 par value
2,833,309 issued & outstanding (1,855,700 in December)	283	987,558
Additional paid-in capital	6,039,972	-
Common stock subscriptions receivable	(106,036)	-
Accumulated deficit	(9,239,984)	(3,629,769)
Total Stockholders' Deficiency	(3,305,765)	(2,642,211)
Non-controlling interest	341,947	-
Total stockholders' deficit	(2,963,818)	(2,642,211)

Total Liabilities & Stockholders' Deficiency	$ 5,563,051	$ 1,300,608

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

December 5, 2013

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

Dated: December 5, 2013

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

December 5, 2013

/s/ Perry West

Perry West

Chief Executive Officer and
Chief Financial Officer