Form 10-Q/A
period 2013-09-30
New Global Energy, Inc.
filed 2014-02-26
CIK 1543083

SECURITIESAND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q /A

Amendment No. 2

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

Explanatory Note

Explanatory Note:

This Form 10-Q/A Amendment No. 2 is being filed to correct a scrivener’s error  in the original 10-Q and the 10-Q/A Amendment No. 1 which had checked the box indicating the registrant as a shell company in error.

No other changes have been made to the Form 10-Q/A Amendment No. 1. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q/A Amendment No. 1

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

February 26, 2014

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

Dated:  February 26, 2014

/s/ Perry West

Perry West
Chief Executive Officer and
Chief Financial Officer

EXHIBIT 32.1

NEW GLOBAL ENERGY, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF
THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly  Report of New Global Energy, Inc.  (the Company) on Form 10-Q  for the period  ended September 30, 2013 as filed with the Securities and Exchange  Commission on the date hereof (the Report), I, Perry West ,  Chief  Executive  Officer and Chief  Financial  Officer of the Company, certify,  pursuant to 18 U.S.C.  ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

February 26, 2014

/s/ Perry West

Perry West

Chief Executive Officer and
Chief Financial Officer