Form 10-K
period 2013-12-31
New Global Energy, Inc.
filed 2014-05-16
CIK 1543083

SECURITIESAND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For  the fiscal year ended December  31, 2013

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

Yes  [  ]     No  [ x]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2013 was approximately $8,532,100 (based on the mean between the closing bid and asked prices of the Common Stock on such date), which value, solely for the purposes of this calculation, excludes shares held by Registrant's officers and directors. Such exclusion should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant.

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

As of December 31, 2013 there were outstanding 2,833,309 shares of New Global Energy, Inc. common stock with a  par value $.0001 per share (the "Common Stock").

PART I

Item 1. Business Item 1A Not Applicable Item 1B Unresolved Staff Comments: NONE	4
Item 2. Properties	7
Item 3. Legal Proceedings	7
Item 4. Mine Safety Disclosures: NONE REQUIRED	7

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	7
Item 6. Selected Financial Data: NONE REQUIRED
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Item 7A Quantitative and Qualitative Disclosure about Market Risks: NONE REQUIRED	8
Item 8. Financial Statements and Supplementary Data	13
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	26
Item 9A. Controls and Procedures	26

PART III

Item 10. Directors and Executive Officers and Corporate Governance	28
Item 11. Executive Compensation	29
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	29
Item 13. Certain Relationships and Related Transactions and Director Independence	30
Item 14. Principal Accountant Fees and Services PART IV	30
Item 15. Exhibits, Financial Statement Schedules	30

Signature	31

PART I

ITEM 1.       BUSINESS

New Global Energy, Inc. (“NGE” or the “Company”) is a sustainable agriculture and aquaculture company organized as a Wyoming corporation on January 24, 2012 with executive offices located in Brevard County, Florida.  .   The Company focuses on the use of advanced technology and farming techniques with the goal of increasing production and decreasing costs.

During the fiscal year reported,   the Company acquired additional interests in  Aqua Farming Tech, Inc. (“AFT”) , a California corporation with aquaculture and agriculture operations in the Coachella Valley in Southern California on two parcels of land totaling 118.9 acres.   It includes a large working fish farm/hatchery , 90 masonry tanks, 5 wells, 12 earthen ponds, a fish processing facility and  related equipment.  (See Note 4 to the Company’s financial statements below – Acquisition of Aqua Farming Tech, Inc. and Discontinued Operations)

As of September 30, 2013, the Company terminated the acquisition of the controlling interest (“Control Block”)  in Aqua Farming Tech, Inc. based upon the failure to produce audited financial statements for the end 12-31-12 and 12-31-13.  The termination includes the return of 382,099 shares of New Global common stock. In the event the required reports are later presented to the Company, it may re acquire this control block of Aqua Farming Tech, Inc. shares.   (See Note 4 to the Financial Statements below)   The Company expects to file an Amended 10-Q for the Interim Period Ended September 30, 2013 after the filing of this report.

The AFT’s primary products during the year included Tilapia  (both red and black Tilapia), Catfish and Silver Carp and is sold live.  In addition,  the Company is preparing to begin Shrimp production in FY 2014.   Tilapia is a mild white fish popular around the world.   In its 2013 Report, the World Aquaculture Society  shows Tilapia as the fifth most popular fish and Catfish as the seventh most popular fish consumed by weight in the United States (based on 2011 results).

 US Tilapia consumption by weight by year has been:

Year	Metric Tons of Live Weight

2007	437,000
2008	453,264
2009	465,953
2010	579,443
2011	513,361
2012	613,406 (e)

Operating Goals

.

The first goals of the Company’s business operating plan is to lower production costs, increase the price of the product sold and scale the overall production.

•

Production costs are to be lowered through technical innovation and vertical integration.

•

Price is to be increased through the Company’s increase of market share, product quality, delivering direct to market (bypassing brokers) and the production of new products (shrimp).

•

The business is to be scaled through the development of the existing farms (primarily Mecca) and through the acquisition of additional farms; two farms are targeted for acquisition during the coming year although there are not agreements or understanding in place for either.

In terms of lowering the cost, the construction of the solar generating systems, together with the algae based feeding program represent huge steps forward.  Improving the metrics associated with the cost of production addresses our goal of  placing our farm at a competitive advantage other farms in our market niche.  From a cost standpoint, two things remain:  1.   the first is building a facility for the manufacture of our own fish food which will be used to supplement the fish’s diet as they grow from 150 grams to one pound.   We have been negotiating on various items of equipment to create this capability on site.  2.  The second is to increase the rate of growth and average size of the fish; this is accomplished by “freshening up” the blood lines of the Company’s brood stock by importing a special batch of tilapia from China; the objective strain, when crossed with the fish on our farm, will yield faster growing, bigger fish. Arranging for the acquisition and import of these fish to our farm will be one of the objectives of management’s pending trip to the Philippines.  Our technical partners in PI, who regularly import and export live fish from the Philippines to elsewhere in the world, have offered their assistance in this regard.   3.  The third area of cost reduction will be achieved when the Company is able to fully implement water cleanup technology being developed through the Company’s partnership with OriginOil.com.  This technology will allow a significant reduction in water costs by reducing the frequency of water replacement in the Company’s tanks.

In terms of increasing the price of the product sold, the ongoing plan involves: 1. Gaining better control over the supply side of the Southern California market and gradually raising the price. This is being accomplished by lowering our production costs and expanding a direct marketing program to deliver fish more directly to markets. Meanwhile, the Company is increasing its production while delivering direct to market which further positions it to affect price increase.  2. The second main feature of Aqua Farming Tech’s plan to increase the price of the product sold is to cultivate shrimp. Management fully expects that the resumption of shrimp farming operations will generate results similar to the program being operated in the Philippines by our technical partner and which will be duplicated here at Aqua Tech farms in the US; the results of this type of program currently being generated in the Philippines are very positive.

Hatchery Operations - Expansion of Inventory.

Hatchery operations for the year started in late March on the farm.and continued in earnest throughout the summer, with the objective of maximizing the farm’s inventory of fish. During the early part of the summer, the 240’ diameter super tanks at Mecca were the first to get stocked with 3 to 5 gram fish fresh from by this year’s hatchery operations. In total, during May and June all five large tanks were stocked with 100,000 fish per pond.  Prior to stocking, our blend of green algae from the Farm’s  proprietary feeding program was cultivated in nitrogen rich water to provide our stage two food source, on which the fish subsist while growing from 3 to 100 grams.

After the Farm  M series supertanks were filled, green water began to be piped to the first of the earthen ponds that cover some 60 acres on the front part of the property. The ponds selected to be filled had been fertilized prior to filling with chicken manure to provide nutrient support the continued growth of algae .

A total of three of the earthen ponds were filled, each about two acres in areal extent, into which were stocked 50,000 fish per pond for a total of 150,000 fish. The stocking density being much lower per cubic meter of water than the stocking density observed in the masonry ponds because the water in this section of the farm is not being mechanically aerated with paddle wheels. The ponds take a while to fill and, in the process, some water was lost as it soaked into the sandy soil of the parched pond bottom. Interestingly though, as the pond fills, the algae grows and some of it settles, which reduces the permeability of the  soil and produces a “sealing” effect thereby limiting further water loss.

The production from the Mecca farm is impactful from the standpoint in that it provides final confirmation of the viability of last year’s pilot program of feeding fish with algae. Looking forward to next year, this feeding program will continue to play an integral part in helping to minimize production costs as we now move to significantly scale farm production with the addition of other farms and through further expansion of farming operations at the Mecca facility.

Shrimp Operations.

Shrimp continues to be a key feature of our business plan because it allows the existing facilities to be leveraged with the cultivation of a fish (in this case a shellfish) that enjoys a higher profit margin and for which exists a huge ethnic neutral market.

Aqua Farming Tech’s shrimp cultivation program conducted in 2011 confirmed that shrimp could be raised in the water produced from the company’s wells in the general climatic conditions which tend to occur in the Coachella Valley during the summer/fall seasons.    The Company has been completing and finishing tanks and tank coverings at its Mecca Farm for a Shrimp production program to begin in FY 2014.

Biofuels Program.

During the year the Company continued its Jatropha experimental biofuels feedstock and nursery program.  Trees in the early stages of growth sometimes behave differently than adults of the same species. This can mean that our trees being only slightly older than two years may flower and fruit at unusual times or not at all. In many locations worldwide, fruits are produced in winter when the shrub is leafless, or the plant may produce several crops during the year if soil moisture is good and temperatures are sufficiently high. In the case of our farm, with Jatropha not having a history of cultivation in the immediate (or general) area, it is difficult for us to anticipate exactly what the regular flowering/fruiting sequence will be.  When flowering does occur, each flower cluster yields a bunch of approximately 10 or more fruits. The seeds become mature when the fruit changes from green to yellow, which is known to take anywhere from two to four months depending on location.

The plants have been have not been bothered by pests; in 2010 we did observe on our young plants, the presence of the bagrada bug, a stinkbug native to Africa, India and Pakistan. The bagrada bug was first identified in the United States in California’s Los Angeles County in 2008 and, at that time, the invasive insect was found throughout the low desert of the Coachella and Imperial valleys, and in Yuma County in Arizona. Crop losses attributed to the bagrada bug in some fields during the 2010 crop season were estimated at about 45 percent to 50 percent in organically-grown cole crops and about 20 percent to 25 percent in conventionally-grown cole crops. Importantly for our Jatropha, and true to the plant’s history, though we did at the time see the bug on our newly planted sapling’s leaves, the plants themselves did not seem to unduly suffer; it could be that the litter critters found the Jatropha sap to be toxic. This season we did not observe the bagrada bug in our fields and it hasn’t been reported to be a problem elsewhere in the Coachella Valley.

Toward the end of the fiscal year, the Company, based upon the length of growing cycle that it was seeing in its experimental farm and the associated costs, made a decision to direct more of its resources to the development of an algae program which has applications both as a biofuel source and as a feedstock for its aquaculture operation.

Solar

On its Thermal and Mecca farm properties, the Company has implemented the use of solar power systems in its operations to reduce power costs which include;  a newly constructed 221 kW-DC Photovoltaic electric generating system estimated to produce 381,267 kWh annually on its Thermal property.   During the year ending 12-31-13,  this system produced  431,511 kWh of electricity which was either used on the farm or feed back into the power grid.   This amount was 18% more than engineering expectations.

A second newly constructed 176.25 kW-DC Photovoltaic System, which is estimated to produce 286,996 kWh annually.   The Mecca system just came on line toward the end of the year.

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

 On December 31, 2013, the Company initiated a plan to unwind the acquisition of the controlling interest in Aqua Farming Tech, Inc. based upon the failure to produce audited statements before the end 12-31-13.  The plan calls for a return of 382,099 shares of New Global common. In the event the required reports are delivered the Company may re institute the transaction. The transaction must be completed no later than December 31, 2014.    (See Note 4 to the Financial Statements below)

ITEM 2.            PROPERTIES:

The Company through its subsidiary Aqua Farming Tech, Inc., a California corporation has aquaculture and agriculture operations in the Coachella Valley in Southern California on two parcels of land which its owns totaling 118.9 acres.   It includes a large working fish farm/hatchery , 90 masonry tanks, 5 wells, 12 earthen ponds, a fish processing facility and  related facilities and equipment.

ITEM 3.

LEGAL PROCEEDINGS:    NONE

ITEM 4.

MINE SAFETY DISCLOSURES:  NONE REQUIRED

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED

  MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

The following table sets forth the range of high and low bid information for the Common Stock of the Company as reported by the OTC Markets  on a quarterly basis for each of the two preceding fiscal years. The Company's shares have traded in the over-the-counter market on the OTC market. The Company's Common Stock trades under the symbol NGEY.  The Company’s common stock did not trade until the fourth quarter of 2012.

No dividends have been declared or paid with respect to the Common Stock. The bid quotations represent inter-dealer prices and do not include retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

Common Stock

Fiscal 2012	High	Low
First Quarter	$-	$-
Second Quarter	-	-
Third Quarter	-	-
Fourth Quarter	7.00	4.00

Fiscal 2013	High	Low
First Quarter	$8.50	$6.00
Second Quarter	9.00	7.00
Third Quarter	8.00	7.00
Fourth Quarter	7.00	7.00

As of December 31, 2013, there were approximately 141 record holders of the Company's Common Stock.

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

Overview and Financial Condition

New Global Energy, Inc. (“NGE” or the “Company”) is a sustainable agriculture and aquaculture company organized as a Wyoming corporation on January 24, 2012 with executive offices located in Brevard County, Florida.  .   The Company focuses on the use of advanced technology and farming techniques with the goal of increasing production and decreasing costs in its aquaculture and agriculture operations.  NGE has executive offices located in Brevard County, Florida..

During the fiscal year reported,   the Company acquired an additional interest in  Aqua Farming Tech, Inc., a California corporation with aquaculture and agriculture operations in the Coachella Valley in Southern California on two parcels of land totaling 118.9 acres.   It includes a large working fish farm/hatchery , 90 masonry tanks, 5 wells, 12 earthen ponds, a fish processing facility and  related equipment.   The interest was purchased as below.

As of May 20, 2013,  the Company had completed the acquisition of 30.74% of Aqua Farming Tech, Inc. (“AFT”) from unrelated parties.  AFT is a California company that operates a large aquaculture operation on two parcels of land totaling 118.9 acres.   It includes a large working fish farm/hatchery , 90 masonry tanks, 5 wells, 12 earthen ponds, a newly constructed 221 kW-DC Photovoltaic electric generating system estimated to produce 381,267 kWh annually, a second newly constructed 176.25 kW-DC Photovoltaic System, which is estimated to produce 286,996 kWh annually, a fish processing facility, shop facilities, 3 out buildings, 3 60KB generators, 1 200KB generator, 2 backhoes, 2 tractors, 1 delivery truck, various additional equipment and parts inventory as well as a fish inventory of nearly .5 million fish.

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

 On December 31, 2013, the Company initiated a plan to unwind the acquisition of the controlling interest in Aqua Farming Tech, Inc. based upon the failure to produce audited statements before the end 12-31-13.  The plan calls for a return of 382,099 shares of New Global common. In the event the required reports are delivered the Company may re institute the transaction. The transaction must be completed no later than December 31, 2014.    (See Note 4 to the Financial Statements below)

As of September 30, 2013, the Company terminated the acquisition of the controlling interest (“Control Block”)  in Aqua Farming Tech, Inc. based upon the failure to produce audited financial statements for the end 12-31-12 and 12-31-13.  The termination includes the return of 382,099 shares of New Global common stock. In the event the required reports are later presented to the Company, it may re acquire this control block of Aqua Farming Tech, Inc. shares.   (See Note 4 to the Financial Statements below)   The Company expects to file an Amended 10-Q for the Interim Period Ended September 30, 2013 after the filing of this report.

The Company expects to continue operation of this aquaculture operation with the application of concepts and technology expected to improve the productivity of the farm.

During the fiscal years covered by this report the Company reported the following sales of live fish;

During the Fiscal Year 2013 the AFT began to reduce existing inventories of Tilapia to allow restocking of its brood stock  with new fish which it expects  to grow more quickly and which will require less food to reach the target weight for market.  It expects to complete this restocking during FY 2014.

In addition, the AFT has been finishing a new series of masonry ponds to be used for stocking and breeding shrimp.    This work is nearly completed and pond coverings are in the process of completion.  The Company expects the raising and sale of shrimp to provide a significantly larger gross margin from sales do to the cost price advantage in that market.

In order to provide for additional operations and for the expansion of existing operations,  the Company during the reported period,  entered into a Loan Agreement with Bio-Global Resources, Inc., a private unrelated company in the amount of $500,000 due July 19, 2015 with interest at the rate of 6.00% per annum.   As of 12-31-13, the Company had drawn down $350,000 of the face amount of the Loan.  Bio-Global Resources, Inc. is entitled to convert any amounts outstanding on the loan after 90 days from July 23, 2013 into the Company’s common stock at the rate of $0.25 per share.  In addition, to the extent funds are drawn against this Loan Agreement, Bio-Global Resources, Inc. is entitled pro rata to a 200,000 warrants to purchase common shares at a price of $3.00 per share until July 19, 2018.

The Company has been reviewing various additional real property alternatives that may include developed or partially developed resources to utilize in its business plan and has been exploring the use of project finance structures to fund such acquisition and development of business activities.    The Company expects to enter into an additional transaction or transactions during the next 12 months.    There are currently no transactions not referred to above under contract.

The AFT farm properties both have had newly installed grid connected solar systems, one 221 kW system and one 176.25 kW system,   which will assist in controlling operating costs consistent with the company’s theory of operations.  During the year ending 12-31-13,  the first system produced  431,511 kWh of electricity which was either used on the farm or feed back into the power grid.   This amount was 18% more than engineering expectations.

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

Results of Operations for year ended December 31, 2013

The Company had  revenues for the fiscal year ended December 31, 2013 of $0.00.  Selling, general  and  administrative  expenses  for the same interim period from inception through December, 2013 were $216,803.

Liquidity and Capital Resources

           Cash Flows

Interim Period Ended

        June 30, 2013

Net Cash Used by Operating Activities

             ($181,385)

Net Cash Generated by financing Activities

$423,000

Cash Ending September 30, 2012

$19,076

Net Cash Used by Operating Activities from inception through December 31, 2013 was $181,385 while Net Cash generated by financing activities for the period were $423,000.

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

On January 20, 2012, the Company entered into a loan agreement with Bio-Global Resources, Inc. for the amount of $100,000 due January 20, 2014 with interest at the rate of 2.95% per annum. On September 20, 2012 and November 5, 2012, the full principal of the note was converted into 100,000 common shares. On November 15, 2012,  Company  entered into a Second Loan Agreement with Bio-Global Resources, Inc., a private unrelated company in the amount of $100,000 due November 15, 2014 with interest at the rate of 2.50% per annum.   During the fiscal year, the Company had drawn down $100,000 of the Loan.    Bio-Global Resources, Inc. was entitled to convert any amounts outstanding on the loan after 90 days from November 15, 2012 into the Company’s common stock at the rate of $.25 per share.  In addition, to the extent funds are drawn against this Loan Agreement, Bio-Global Resources, Inc. is entitled pro rata to a number of warrants to purchase common shares at a price of $1.00 per share until November 15, 2014.

In order to provide for additional operations and for the expansion of existing operations,  the Company during the reported period,  entered into a Loan Agreement with Bio-Global Resources, Inc., a private unrelated company in the amount of $500,000 due July 19, 2015 with interest at the rate of 6.00% per annum.   As of 12-31-13, the Company had drawn down $350,000 of the face amount of the Loan.  Bio-Global Resources, Inc. is entitled to convert any amounts outstanding on the loan after 90 days from July 23, 2013 into the Company’s common stock at the rate of $0.25 per share.  In addition, to the extent funds are drawn against this Loan Agreement, Bio-Global Resources, Inc. is entitled pro rata to a 200,000 warrants to purchase common shares at a price of $3.00 per share until July 19, 2018.

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

Commitments and Capital Expenditures

The Company had no material commitments for capital expenditures as of December 31, 2013.

Item 8  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

New Global Energy, Inc.

(A Development Stage Company)

Cheyenne, Wyoming

We have audited the accompanying balance sheets of New Global Energy, Inc. (A Development Stage Company) (the “Company”) as of December 31, 2013, and the related statements of expenses, stockholders’ equity (deficit) and cash flows for the period from January 24, 2013 (inception) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and the results of its operations and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March XX, 2014

New Global Energy, Inc.
Consolidated Balance Sheets
(A Development Stage Company)

	December 31, 2013	December 31, 2012

Assets
Current assets
Cash	$19,076	$6,961
Inventory	(0)	0
Total current assets	23,136	6,961

Other assets:
Marketable securities (not trading)	0	54,999
Assets of discontinued operations	674,805	0
Notes receivable	214,500	0

Total Assets	$912,441	$61,960

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$2,000	$2,000
Accrued expenses	8,996	4,204
Due to related parties	199	199
Derivative liability	11,886,798	0
Total current liabilities	11,897,993	6,403

Debt of discontinued operations	2,025,400	0
Convertible note payable, net of discount	55,306	2,268
Total liabilities	13,978,699	8,671

Stockholders' Deficiency:
Preferred stock	0	0
Common stock-100,000,000 authorized $0.0001 par value
2,833,309 issued & outstanding (1,855,700 in December)	283	186
Additional paid-in capital	6,039,972	92,650
Accumulated deficit	(19,441,855)	(39,547)
Total Stockholders' Deficiency	(13,401,600)	53,289
Non-controlling interest	335,342	0
Total stockholders' equity	(13,066,258)	53,289

Total Liabilities & Stockholders' Deficiency	$912,441	$61,960
See Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements.

New Global Energy, Inc.
Consolidated Statements of Operations
(A Development Stage Company)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Inception (Jan 24, 2012) to Dec 31, 2013

Revenue	($0)	$0	($0)

Costs & Expenses:
General & administrative	181,385	35,418	216,803
Total Operating Costs & Expenses	181,385	35,418	216,803

Other Expenses:
Derivative valuation charge	13,918,561	0	13,918,561
Interest expense & amortization of debt discount	80,770	4,129	84,899
Impairment	4,990,790	0	4,990,790
Total Other Expense	18,990,121	4,129	18,994,250

Loss from continuing operations before income taxes	(19,171,506)	(39,547)	(19,211,053)
Provision for income taxes	0	0	0
Net (loss)	(19,171,506)	(39,547)	(19,211,053)

Discontinued operations:
Loss from discontinued operations	(255,030)	0	(255,030)
Net loss attributable to non-controlling interest	24,228	0	24,228
Net loss attributable to New Global	($19,402,308)	($39,547)	($19,441,855)

Basic and diluted per share amounts:
Continuing operations	($7.96)	($0.02)
Discontinued operations	($0.11)	$0.00
Basic and diluted net loss	($8.06)	($0.02)

Weighted average shares outstanding (basic & diluted)	2,407,738	1,766,322
See Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements.

New Global Energy, Inc.
Consolidated Statement of Cash Flows
(A Development Stage Company)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Inception (Jan 24, 2012) to Dec 31, 2013

Cash flows from operating activities:
Net Loss	($19,402,308)	($39,547)	($19,441,855)
Adjustments required to reconcile net loss
to cash used in operating activities:
Minority interest	(24,228)	0	(24,228)
Discontinued operations	255,030	0	255,030
Derivative valuation charge	13,918,561	0	13,918,561
Depreciation	0		0
Impairment of goodwill	4,990,790	0	4,990,790
Amortization of debt discount	80,038	2,425	82,463
Increase in financing costs due to loan guarantees	0	199	199
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(4,060)	0	(4,060)
Other liabilities	0	2,500	2,500
Increase (decrease) in accounts payable	0	3,704	3,704
Increase (decrease) in accrued expenses	4,792	0	4,792
Cash used by operating activities:	(181,385)	(30,719)	(212,104)

Cash flows from investing activities:
Investment in and advance to affiliate	(214,500)	(54,999)	(269,499)
Acquisition costs	(15,000)	0	(15,000)
Cash used in investing activities	(229,500)	(54,999)	(284,499)

Cash flows from financing activities:
Proceeds from issuance of common stock	0	30,250	30,250
Financing costs	0	(64,571)	(64,571)
Proceeds of convertible note advances	423,000	127,000	550,000
Cash generated by financing activities	423,000	92,679	515,679

Change in cash	12,115	6,961	19,076
Cash-beginning of period	6,961	0	0
Cash-end of period	$19,076	$6,961	$19,076
See Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements.
Supplemental Cash Flow Disclosure:
Common stock issued to purchase AFT	$3,465,657	$0	$3,465,657

New Global Energy, Inc.
Consolidated Statement of Stockholders' Deficiency
(A Development Stage Company)

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit	Total Equity (Deficit)
Inception January 24, 2012	0	$0	$0	$0	$0
Stock issued for cash	1,755,700	176	30,074		30,250
Note converted to common stock	100,000	10	99,990		100,000
Beneficial conversion feature			27,157		27,157
Offering costs			(64,571)		(64,571)
Net Loss				(39,547)	(39,547)
Balance at December 31, 2012	1,855,700	186	$92,650	($39,547)	$53,289
Stock issued to acquire controlling interest in AFT	577,609	58	3,465,599		3,465,657
Note converted to common stock	400,000	40	99,960		100,000
Write derivative liability due to conversion			2,381,763		2,381,763
Net Loss				(19,402,308)	(19,402,308)
Balance at December 31, 2013	2,833,309	$283	$6,039,972	($19,441,855)	($13,401,600)
See Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements.

NEW GLOBAL ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Note 1.	Basis of Presentation:

Background

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

Basis of Presentation

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

Significant Accounting Policies

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of December 31, 2013 and December 31, 2012.

Property and Equipment: New property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.  The equipment carried on the September 30, 2013 balance sheet (a multiple target industrial vacuum) has not yet been placed in service.

Valuation of Long-Lived Assets: We review the recoverability of our long-lived assets including equipment, goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

Stock Based Compensation: Stock-based awards are accounted for using the fair value method in accordance with ASC 718, Share-Based Payments. Our primary type of share-based compensation consists of stock options. We use the Black-Scholes option pricing model in valuing options. The inputs for the valuation analysis of the options include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the exercise price of the warrants and the risk free interest rate.

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock: We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with FASB ASC 815, Accounting for Derivative Financial Instruments. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

Fair Value of Financial Instruments: FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2013 and 2012, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

Fair Value Measurements: The Company measures fair value under a framework that utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of inputs which prioritize the inputs used in measuring fair value are:

Level 1: Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2: Inputs to the valuation methodology include:

- Quoted prices for similar assets or liabilities in active markets;
- Quoted prices for identical or similar assets or liabilities in inactive markets;
- Inputs other than quoted prices that are observable for the asset or liability;
- Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The assets or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended December 31, 2013 and 2012, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

Earnings per Common Share: We compute net income (loss) per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

ASC 740 which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

Uncertain Tax Positions

The Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN No. 48”) which was effective for the Company on January 1, 2007.  FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements.

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2008. We are not under examination by any jurisdiction for any tax year. At December 31, 2013 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." The amendments in this ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results and include disposals of a major geographic area, a major line of business, or a major equity method investment. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. Additionally, the new guidance requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted.

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013002, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

- Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

- Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension0related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013002 is not expected to have a material impact on our financial position or results of operations.

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

Recent Issuances

On April 1st, 2013 and July 23rd, 2013we issued 195,510 shares and 382,099 share of common stock, respectively, with an aggregate value of $3,465,657 for the acquisition of approximately 90.5% of Aqua Farming Tech (AFT) (see note 4). On June 19th, 2013 we issued 400,000 shares upon the conversion of a $100,000 note. The transactions were valued at $6.00 per share and $0.25 per share, respectively.

Stock Options

There are no employee or non-employee options grants.

Note 3.  Convertible Long-Term Debt:

During 2012, we issued two convertible promissory notes totaling $200,000. The notes bear interest at 2.00% and 2.95% per annum until paid or when converted. Interest is payable upon the maturity date (January, 2014). Both notes have been converted to an aggregate of 500,000 shares. On July 19, 2013 we issued another unsecured convertible promissory note for $500,000. The note bears interest at 6% and converts at $0.25 per share. As of December 31, 2013 we owed $350,000 against this note and had $150,000 of unused credit.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists because the effective conversion price was less than the quoted market price at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF of $350,000 has been recorded as a discount to the notes payable and to Additional Paid-in Capital.

For the period ended December 31, 2013 the Company has recognized $6,496 in accrued interest expense related to the convertible note and has amortized $55,306 discount arising from the beneficial conversion feature which has also been recorded as interest expense. The carrying value of convertible note is as follows:

Dec 31, 2013
Face amount of the notes	$350,000
Less unamortized discount	(294,694)
Carrying Value	$55,306

The current and previous convertible debt was issued with an aggregate of 600,000 detachable warrants to purchase the Company’s common stock. Each warrant entitles the holder to purchase one share at prices ranging from $1.00 to $3.00 and they expire at various dates in 2016.The exercise price of these warrants and the conversion rate of the debt is to be adjusted in the event that the Company issues or sells any shares of common stock, options, warrants or any convertible instruments (other than exempted issuances) at an effective price per share which is less than the exercise price of these warrants. Accordingly, in accordance with FASB ASC 815, the Company has accounted for these warrants as derivative liabilities. The aggregate fair value of the warrants and the conversion feature was determined to be $3,538,264 and $8,348,534, respectively, at December 31, 2013.

The Company values its warrant derivatives and simple conversion option derivatives using the Black-Scholes option-pricing model. Assumptions used include:

•risk-free interest rate- 0.15%-.0.36%

•warrant life is the remaining contractual life of the warrants,

•expected volatility-319% to 329%,

•expected dividends-none

•exercise prices as set forth in the agreements,

•common stock price of the underlying share on the valuation date, and

•number of shares to be issued if the instrument is converted

The following table summarizes the derivative liabilities included in the balance sheet:

	Totals	Warrants	Conversion Feature
Fair value at December 31, 2012	$ 0	$ 0	$ 0
Fair value of warrants issued or conversion feature	14,168,404	3,563,009	10,605,395
Warrants converted or expired	(2,381,763)	0	(2,381,763)
Adjustment to fair value at December 31st, 2013	100,157	(24,745)	124,902
Fair value at December 31, 2013	11,886,798	3,538,264	8,348,534

We determined that the derivative liabilities resulted in an additional $423,000 discount on the convertible notes payable. On June 19th, 2013 one note converted to common stock. The entire unamortized discount of $97,732 was expensed as an interest charge at that time.

Note 4.  Acquisition off Non-Controlling Interest in Aqua Farming Tech, Inc. (AFT) and Discontinued Operations:

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

The allocation of the purchase price related to the acquisition is considered preliminary, largely with respect to certain acquired property, plant and equipment; intangible assets; and tax-related assets and liabilities. The impact on the consolidated balance sheet of the purchase price allocations related to the acquisition was as follows:

	As of July 23, 2013
	Non-Cash
Consideration:	Number	Value
Common stock (1) issued in May, 2013	195,510	$1,173,060
Common stock (1) issued in July, 2013	382,099	$2,292,596
Total non-cash consideration		3,465,656
Other consideration:
Cash paid		35,642
Assumption of certain liabilities:
Accounts payable		175,337
Due related parties		74,588
Preferred stock payable		85,003
Current & long-term debt		1,509,642
Minority interest carried over		359,571
Total consideration		5,705,439

Assets received in exchange:
Cash		7,148
Property & equipment		594,615
Stock subscriptions receivable		112,886
Total identifiable assets		714,649
Consideration in excess of identifiable assets		$4,990,790

Valuation Notes:
(1) common stock valued at market quote of $6.00 per share

Goodwill resulting from business the combination is largely attributable to the existing workforce of the acquired businesses.

Discontinued Operations of AFT: As of September 30, 2013, the Company terminated the acquisition of the controlling interest (“Control Block”)  in Aqua Farming Tech, Inc. based upon the failure to produce audited financial statements for the end 12-31-12 and 12-31-13.  The termination includes the return of 382,099 shares of New Global common stock. In the event the required reports are later presented to the Company, it may re acquire this control block of Aqua Farming Tech, Inc. shares.   (See Note 4 to the Financial Statements below)   The Company expects to file an Amended 10-Q for the Interim Period Ended September 30, 2013 after the filing of this report.

A summary of the Company’s results of discontinued operations for the year ended December 31, 2013 and the Company’s assets and liabilities from discontinued operations as of that date is as follows:

Results of discontinued operations:

Sales	$94,711
Costs related to sales	(140,669)
Operating expenses	(209,072)
Net loss before taxes	($255,030)
Income taxes	0
Net Loss	($255,030)
Net Loss per share	($0.11)

Assets and liabilities of discontinued operations

Assets	December 31, 2013	Liabilities	December 31, 2013
Cash	$7,026	Accounts payable	$206,129
Property & equipment	561,744	Accrued expenses	176,845
Common stock subscriptions	106,036	Notes payable	1,642,426
Total	$674,806	Total	$2,025,400

In connection with the share exchange, the Company also advanced $214,500 to AFT in the form of promissory notes. The notes bear interest at 7% and are due one year from the date of issuance.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	December 31, 2013
Description of assets:	Level 1	Level 2	Level 3	Total
None	$-	$-	$-	$-
Description of liabilities:
Derivatives	$-	$-	$11,886,798	$11,886,798

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

The following table summarizes common stock warrants issued and outstanding:

	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at December 31, 2011	-	-
Granted	411,400	1.12
Exercised	-	-
Forfeited	-	-
Expired	-	-

Outstanding at December 31, 2012	411,400	$ 1.12	$ 2,417,100	2.45

Granted	200,000	3.00
Exercised	-	-
Forfeited	-	-
Expired	100	5.50

Outstanding at December 31, 2013	611,300	$ 2.12	$ -	1.95

Warrants exercisable at December 31, 2013

Exercise prices	Number of shares	Weighted average remaining life (years)	Exercisable number of shares
$1.00	400,000	2.22	400,000
$3.00	200,000	2.80	200,000
$5.50	11,300	1.36	11,300

Note 7.        Income Taxes

We have adopted ASC 740 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

	Dec 31, 2013	Dec 31, 2012
Individual components giving rise to the deferred tax assets are as follows:
Future tax benefit arising from net operating loss carryovers	$ 85,840	$12,993
Less valuation allowance	(85,840)	(12,993)
Net deferred	$ -	$ -

The Company is not under examination by any jurisdiction for any tax year. Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2009

Note 8.   Subsequent Events:

There were no material subsequent events following the period ended December, 31, 2013 and throughout the date of the filing of Form 10-K.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of December 31, 2013 due to the lack of sufficient personnel to assure segregation of duties and lack of a GAAP accounting professional on staff. Management with the assistance of its Securities Counsel will closely monitor all future filings to ensure completeness of all Company filings.

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

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control -- Integrated Framework. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of December 31, 2013 due to the following:  Company's disclosure controls and procedures were not effective as of December 31, 2013 due to the lack of sufficient personnel to assure segregation of duties and the lack of a GAAP accounting professional on staff.

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

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The directors and executive officers of the Company for the reported period are as follows:

Name	Age	Position
Perry D. West	66	Director, Chairman of the Board and CEO/President

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

ITEM 11.

EXECUTIVE COMPENSATION.

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the chief executive officer of the Company, December 31, 2013:

Summary Compensation Table
			Annual Compensation			Payouts
Name and Principal Position	Fiscal Year		Salary	Bonus	Other Annual Compensation	Underlying Options	All Other Compensation
Perry D. West, President/CEO	2013	*	0-	0--	0--	0--	0$-

  *Mr. West received separate attorneys fees for legal work performed for the Company during the year.

Options/Stock Appreciation Rights:

There were no stock options and stock appreciation rights ("SARs") granted to executive officers during the fiscal year ended December 31, 2013 (since inception) .

Note: No bonus has been paid or distributed in  this reporting period or fiscal 2013.

Director Compensation

The Company does not have any standard arrangements pursuant to which directors of the Company are compensated for services provided as a director. All directors are entitled to reimbursement for expenses reasonably incurred in attending Board of Directors' meetings. There have been no distributions of Stock to the Board Members as of the end of December 31, 2013 (since inception)

Compensation Agreements, Termination of Employment and Change-in-Control Arrangements:

There are no and have been no Compensation Agreements in place and no separate Compensation Committee has yet been appointed due to the limited size of the Board of Directors and the Management of the company.   The company has as of the date of this filing not adopted any management compensation program

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED

  STOCKHOLDER MATTERS.

The following table sets forth information concerning ownership of common stock, as of December 31, 2013, by each person known by the Company to be the beneficial owner of more than 5% of the common stock, each director and executive officer, and by all directors and executive officers of the Company as a group.

Name of beneficial owner	Status	Shares Beneficially Owned	Percentage of Class

Perry D. West	Director, President and CEO	1,000,000	53.88%

Diversified Equities, Inc.

5% Shareholder

468,173

  16.5%

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

Bio-Global Resources, Inc.,  a third party unrelated company converted $100,000 of a convertible promissory note to 100,000 common shares of the company at a conversion price of $1.00 per share.  It later entered into a second loan transaction of $100,000,  of which $100,000 has been drawn down by the Company.   In order to provide for additional operations and for the expansion of existing operations,  the Company during the reported period,  entered into a Loan Agreement with Bio-Global Resources, Inc., a private unrelated company in the amount of $500,000 due July 19, 2015 with interest at the rate of 6.00% per annum.   As of 12-31-13, the Company had drawn down $350,000 of the face amount of the Loan.  Bio-Global Resources, Inc. is entitled to convert any amounts outstanding on the loan after 90 days from July 23, 2013 into the Company’s common stock at the rate of $0.25 per share.  In addition, to the extent funds are drawn against this Loan Agreement, Bio-Global Resources, Inc. is entitled pro rata to a 200,000 warrants to purchase common shares at a price of $3.00 per share until July 19, 2018.

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

CEO and Director

May 16, 2014