Form 10-K/A
period 2014-01-31
New Global Energy, Inc.
filed 2014-05-16
CIK 1543083

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

EXPLANATORY NOTE

This 10-K/A is being filed to correct a scrivener's error to delete a draft auditors’ letters which was mistakenly included and to insert exemption language.

PART I

Item 1. Business Item 1A Not Applicable Item 1B Unresolved Staff Comments: NONE	5
Item 2. Properties	8
Item 3. Legal Proceedings	8
Item 4. Mine Safety Disclosures: NONE REQUIRED	8

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	8
Item 6. Selected Financial Data: NONE REQUIRED
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Item 7A Quantitative and Qualitative Disclosure about Market Risks: NONE REQUIRED	9
Item 8. Financial Statements and Supplementary Data	14
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	27
Item 9A. Controls and Procedures	27

PART III

Item 10. Directors and Executive Officers and Corporate Governance	29
Item 11. Executive Compensation	30
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	31
Item 13. Certain Relationships and Related Transactions and Director Independence	31
Item 14. Principal Accountant Fees and Services PART IV	31
Item 15. Exhibits, Financial Statement Schedules	31

Signature	32

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

Item 8  FINANCIAL STATEMENTS

These Financial Statements are being filed without an Auditor’s report in reliance upon an exemption for Companies without revenues during the Reporting Period pursuant to Rule 210.3-11.

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