Form 10-K/A
period 2013-12-31
New Global Energy, Inc.
filed 2014-05-20
CIK 1543083

SECURITIESAND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Form 10-K/A  Amendment No. 2 is filed for the sole purposed of updating the XBRL tagging  to the original Form 10-K.

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

May 20, 2014