Form 10-Q
period 2014-03-31
New Global Energy, Inc.
filed 2014-05-21
CIK 1543083

SECURITIESAND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]  QUARTERLY REPORT PURSUANTTO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

(Address of principal executive office)

(307) 633-9192

(Issuer's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter period that the  Registrant  was required  to file such  reports),  and  (2)  has  been subject  to the  filing requirement for at least the past 90 days.  Yes [X]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    [x]  Yes     [  ]  No

Large accelerated filer  [  ]     Accelerated filer   [  ]

Non-accelerated filer  (Do not check if a smaller reporting company) [  ]    Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]  No [x]

Indicate the number of shares  outstanding  of each of the issuer's  classes of common stock, as of the latest practicable date. Common  Stock,  par value  $.0001 per share  2,905,309  outstanding  shares as of May 15, 2014.

NEW GLOBAL ENERGY, INC.

ITEM 1.  FINANCIAL STATEMENTS

The Company’s previous annual report was filed without an audit opinion pursuant to Rule 210.3-11.  These interim financial statements have not been reviewed by our auditors.

New Global Energy, Inc.
Consolidated Balance Sheets
(A Development Stage Company)

	March 31, 2014	December 31, 2013
	(unaudited)	(unaudited)
Assets
Current assets
Cash	$15,328	$19,076
Interest receivable on short-term notes	8,979	4,060
Total current assets	24,307	23,136

Other assets:
Marketable securities (not trading)	0	0
Assets of discontinued operations	674,806	674,805
Notes receivable	349,500	214,500

Total Assets	$1,048,613	$912,441

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$2,000	$2,000
Accrued expenses	15,626	8,996
Due to related parties	199	199
Derivative liability	14,988,686	11,886,798
Total current liabilities	15,006,511	11,897,993

Debt of discontinued operations	2,025,400	2,025,400
Convertible note payable, net of discount	79,432	55,306
Total liabilities	17,111,343	13,978,699

Stockholders' Deficiency:
Preferred stock	0	0
Common stock-100,000,000 authorized $0.0001 par value
2,905,309 issued & outstanding (2,833,309 in December)	291	283
Additional paid-in capital	6,524,181	6,039,972
Accumulated deficit	(22,922,545)	(19,441,855)
Total Stockholders' Deficiency	(16,398,073)	(13,401,600)
Non-controlling interest	335,343	335,342
Total stockholders' equity	(16,062,731)	(13,066,258)

Total Liabilities & Stockholders' Deficiency	$1,048,613	$912,441
See notes to unaudited interim consolidated financial statements.

New Global Energy, Inc.
Consolidated Statements of Operations
(A Development Stage Company)
(unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Inception (Jan 24, 2012) to March 31, 2014

Revenue	$0	$0	($0)

Costs & Expenses:
General & administrative	90,748	3,740	307,551
Total Operating Costs & Expenses	90,748	3,740	307,551

Other Expenses:
Derivative valuation charge	3,364,104	0	17,282,665
Interest expense & amortization of debt discount	25,838	2,228	110,737
Impairment	0	0	4,990,790
Total Other Expense	3,389,942	2,228	22,384,192

Loss from continuing operations before income taxes	(3,480,690)	(5,968)	(22,691,743)
Provision for income taxes	0	0	0
Net (loss)	(3,480,690)	(5,968)	(22,691,743)

Discontinued operations:
Loss from discontinued operations	0	0	(255,030)
Net loss attributable to non-controlling interest	0	0	24,228
Net loss attributable to New Global	($3,480,690)	($5,968)	($22,922,545)

Basic and diluted per share amounts:
Continuing operations	($1.22)	Nil
Discontinued operations	Nil	Nil
Basic and diluted net loss	($1.22)	Nil

Weighted average shares outstanding (basic & diluted)	2,860,509	1,855,700
See notes to unaudited interim consolidated financial statements.

New Global Energy, Inc.
Consolidated Statement of Cash Flows
(A Development Stage Company)
(unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Inception (Jan 24, 2012) to March 31, 2014

Cash flows from operating activities:
Net Loss	($3,480,690)	($5,968)	($22,922,545)
Adjustments required to reconcile net loss
to cash used in operating activities:
Minority interest	0	0	(24,228)
Discontinued operations	0	0	255,030
Derivative valuation charge	2,951,888	0	16,870,449
Impairment of goodwill	0	0	4,990,790
Amortization of debt discount	24,126	2,228	106,589
Increase in financing costs due to loan guarantees	0	0	199
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(4,919)	0	(8,979)
Other liabilities	0	180	2,500
Increase (decrease) in accounts payable	0	0	3,704
Increase (decrease) in accrued expenses	6,631	0	11,423
Cash used by operating activities:	(502,964)	(3,560)	(715,068)

Cash flows from investing activities:
Investment in and advance to affiliate	(135,000)	0	(404,499)
Acquisition costs	0	0	(15,000)
Cash used in investing activities	(135,000)	0	(419,499)

Cash flows from financing activities:
Proceeds from issuance of common stock	484,216	0	514,466
Financing costs	0	0	(64,571)
Proceeds of convertible note advances	150,000	0	700,000
Cash generated by financing activities	634,216	0	1,149,895

Change in cash	(3,748)	(3,560)	15,328
Cash-beginning of period	19,076	6,961	0
Cash-end of period	$15,328	$3,401	$15,328
See notes to unaudited interim consolidated financial statements.

New Global Energy, Inc.
Consolidated Statement of Stockholders' Deficiency
(A Development Stage Company)
(unaudited)

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit	Total Equity (Deficit)
Inception January 24, 2012	0	$0	$0	$0	$0
Stock issued for cash	1,755,700	176	30,074		30,250
Note converted to common stock	100,000	10	99,990		100,000
Beneficial conversion feature			27,157		27,157
Offering costs			(64,571)		(64,571)
Net Loss				(39,547)	(39,547)
Balance at December 31, 2012	1,855,700	186	$92,650	($39,547)	$53,289
Stock issued to acquire controlling interest in AFT	577,609	58	3,465,599		3,465,657
Note converted to common stock	400,000	40	99,960		100,000
Write derivative liability due to conversion			2,381,763		2,381,763
Net Loss				(19,402,308)	(19,402,308)
Balance at December 31, 2013	2,833,309	$283	$6,039,972	($19,441,855)	($13,401,600)
Stock issued upon exercise of warrants	72,000	7	71,993		72,000
Conversion of derivative liability due to exercise of warrants			412,216		412,216
Net Loss				(3,480,690)	(3,480,690)
Balance at March 31, 2014	2,905,309	$291	$6,524,181	($22,922,545)	($16,398,074)
See notes to unaudited interim consolidated financial statements.

NEW GLOBAL ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

Basis of Presentation

The Consolidated Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2013 audited financial statements included in Form 10-K and should be read in conjunction with the Notes to Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in these interim consolidated financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2014 and 2013. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

Development Stage

The Company complies with Statement of Financial Accounting Standard ASC 915-15 and the Securities and Exchange Commission Exchange Act 7 for its characterization of the Company as development stage.

Principles of Consolidation: The financial statements include the accounts of New Global and its subsidiary Aqua Farming Tech, Inc. (AFT). All significant inter-company balances and transactions have been eliminated.

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

Recent Issuances

On February 25, 2014 we issued 72,000 shares upon the exercise of 72,000 warrants at $1.00 per share resulting proceeds of $72,000.

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

Note 3.  Convertible Long-Term Debt:

On July 19, 2013 we issued an unsecured convertible promissory note for $500,000. The note bears interest at 6% and converts at $0.25 per share. As of March 31, 2014 we owed $500,000 against this note and had $0 of unused credit.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists because the effective conversion price was less than the quoted market price at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF of $500,000 has been recorded as a discount to the note payable.

For the period ended March 31, 2014 the Company has recognized $6,631 in accrued unpaid interest expense related to the convertible note and has amortized $79,432 of the discount arising from the beneficial conversion feature which has also been recorded as interest expense. The carrying value of convertible note is as follows:

March 31, 2014
Face amount of the notes	$500,000
Less unamortized discount	(420,568)
Carrying Value	$79,432

The current and previous convertible debt was issued with an aggregate of 600,000 detachable warrants to purchase the Company’s common stock. Each warrant entitles the holder to purchase one share at prices ranging from $1.00 to $3.00 and they expire at various dates in 2016.The exercise price of these warrants and the conversion rate of the debt is to be adjusted in the event that the Company issues or sells any shares of common stock, options, warrants or any convertible instruments (other than exempted issuances) at an effective price per share which is less than the exercise price of these warrants. Accordingly, in accordance with FASB ASC 815, the Company has accounted for these warrants as derivative liabilities. The aggregate fair value of the warrants and the conversion feature was determined to be $3,095,904 and $11,892,782, respectively, at March 31, 2014.

The Company values its warrant derivatives and simple conversion option derivatives using the Black-Scholes option-pricing model. Assumptions used include:

•risk-free interest rate- 0.15%-.0.36%

•warrant life is the remaining contractual life of the warrants,

•expected volatility-319% to 329%,

•expected dividends-none

•exercise prices as set forth in the agreements,

•common stock price of the underlying share on the valuation date, and

•number of shares to be issued if the instrument is converted

The following table summarizes the derivative liabilities included in the balance sheet:

	Totals	Warrants	Conversion Feature
Fair value at December 31, 2013	$11,886,798	$3,538,264	$8,348,534
Fair value of warrants issued or conversion feature	0	0	0
Warrants converted or expired	(412,216)	(412,216)	0
Adjustment to fair value at March 31st, 2014	3,514,104	(30,144)	3,544,248
Fair value at March 31, 2014	14,988,686	3,095,904	11,892,782

We determined that the derivative liabilities resulted in an additional $150,000 discount on the convertible notes payable.

Note 4.  Discontinued Operations:

Discontinued Operations of AFT: On December 31, 2013, the Company initiated a plan to unwind the acquisition of the controlling interest in Aqua Farming Tech, Inc. The pan call for a return of 764,199 shares of AFT common and a return and cancellation of 382,099 shares of New Global common. The transaction must be completed no later than December 31, 2014.

Management considered initiation of plan a triggering event and therefore, in December 2013, the Company evaluated the related assets for impairment and recorded a non-cash goodwill impairment charge of $4,990,790. Throughout the remainder of 2013, the Company continued to evaluate the remaining assets for further impairment indicators. No further impairment was required.

A summary of the Company’s assets and liabilities from discontinued operations as of March 31, 2014 is as follows:

Assets and liabilities of discontinued operations

Assets	March 31, 2014	Liabilities	March 31, 2014
Cash	$7,026	Accounts payable	$206,129
Property & equipment	561,744	Accrued expenses	176,845
Common stock subscriptions	106,036	Notes payable	1,642,426
Total	$674,806	Total	$2,025,400

The Company also advanced $349,500 to AFT in the form of a series of promissory notes. The notes bear interest at 7% and are due one year from the date of issuance.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of March 31, 2014:

	March 31, 2014
Description of assets:	Level 1	Level 2	Level 3	Total
None	$-	$-	$-	$-
Description of liabilities:
Derivatives	$-	$-	$14,988,686	$14,988,686

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

The following table summarizes common stock warrants issued and outstanding:

	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at December 31, 2013	611,300	$ 2.12	$ 2,417,100	2.45

Granted	-	-
Exercised	72,000	$1.00
Forfeited	-	-
Expired	-	-

Outstanding at March 31, 2014	539,300	$ 2.12	$ -	1.95

Warrants exercisable at March 31, 2014

Exercise prices	Number of shares	Weighted average remaining life (years)	Exercisable number of shares
$1.00	328,000	1.97	328,000
$3.00	200,000	2.55	200,000
$5.50	11,300	1.11	11,300

Note 7.   Subsequent Events:

There were no material subsequent events following the period ended March, 31, 2014 and throughout the date of the filing of Form 10-Q.

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

Overview and Financial Condition

During the Fiscal Quarter ended March 31, 2014.  the Company continued to focus on the development of it’s aquaculture and sustainable agriculture business which combines alternative energy production, sustainable agriculture and aquaculture.   The  concept uses non centralized power plants, based biofuels and aquaculture operations to produce power for its own use and to feed into the power grid serving local power needs while producing farm grown fish and shrimp as food products all grown on mainly undeveloped land.  NGE is a development stage company with executive offices located in Brevard County, Florida.

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

As of July, 2013, the Company had entered into a transaction to purchase of 90.5% of Aqua Farming Tech, Inc. (AFT) with the issuance of an additional 382,099 shares of common to acquire 764,199 more shares of AFY common. The ownership from 30% of 90% required AFT to be included as a consolidated subsidiary as of that date. AFT is a California based company that operates a large aquaculture operation on two parcels of land totaling 118.9 acres. It includes a large working fish farm/hatchery , 90 masonry tanks, 5 wells, 12 earthen ponds, a newly constructed 221 kW-DC Photovoltaic electric generating system estimated to produce 381,267 kWh annually, a second newly constructed 176.25 kW-DC Photovoltaic System, which is estimated to produce 286,996 kWh annually, a fish processing facility, shop facilities, 3 out buildings, 3 60KB generators, 1 200KB generator, 2 backhoes, 2 tractors, 1 delivery truck, various additional equipment and parts inventory as well as a fish inventory of nearly .5 million fish.

Because AFT was unable to produce audited financial statements within the time required for the Company’s reporting, as of September 30, 2013, the Company terminated the acquisition of the controlling interest (“Control Block”)  in Aqua Farming Tech, Inc. based upon the failure to produce audited financial statements.  The termination includes the return of 382,099 shares of New Global common stock. In the event the required reports are later presented to the Company, it may re acquire this control block of Aqua Farming Tech, Inc. shares.   The Company expects to file an Amended 10-Q for the Interim Period Ended September 30, 2013 after the filing of this report.  As of the date of this report the Company does not own a controlling interest in AFT and AFT’s financial statements are not consolidated with the Company’s financial statements presented with this report.

The Company’s previous annual report was filed without an audit opinion pursuant to Rule 210.3-11 and we believe that as such an auditors review of the financial statements  in this report are not required.

Results of Operations for the Three Months ended March 31, 2013 compared to March 31, 2014

The Company had  revenues for the three month period ended March 31, 2014 of $0.00 equal to revenues of $0.00 for the same period the prior year.  Selling, general  and  administrative  expenses  for the same three months ended March 31, 2014  were $90,748, up from $3,740 for the same period the prior year.   The increases were significantly associated with the Company’s efforts to  acquire Aqua Farming Tech, Inc.

Liquidity and Capital Resources

           Cash Flows

   Three Months Ended

        March 31, 2013

Net Cash Generated by Operating Activities

($502,964)

Net Cash Generated by financing Activities

($634,216)

Cash Ending September 30, 2012

$15,328

Net Cash Generated from Operating Activities from inception through  March 31, 2013 and for the Quarter Ended March 31, 2014 were $0.00 while Net Cash generated by financing activities for the Three Months Ended 3-31-2014 were $634,216.

Financing Activities

The Company is currently pursuing the development stage operations with limited of cash outlays for operating expenses.  Non cash contributions are being made by management and it would expect to continue at this rate of operation.  These non cash contributions include administrative services, office space, telephone, computer use and other ordinary and necessary business services involved in company operations.   There are no written agreements in place to continue these contributions and the Company believes that it could continue its rate of operations for six months with or without further management contributions.  The Company expects to accrue expenses related to these advances.

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

On January 20, 2012, the Company entered into a loan agreement with Bio-Global Resources, Inc. for the amount of $100,000 due January 20, 2014 with interest at the rate of 2.95% per annum. On September 20, 2012 and November 5, 2012, the full principal of the note was converted into 100,000 common shares. On November 15, 2012,  the Company  entered into a Second Loan Agreement with Bio-Global Resources, Inc., a private unrelated company in the amount of $100,000 due November 15, 2014 with interest at the rate of 2.50% per annum.   This loan has been converted to 400,000 common shares of the Company.  In addition, to the extent funds are drawn against this Loan Agreement, Bio-Global Resources, Inc. is entitled pro rata to a number of warrants to purchase common shares at a price of $1.00 per share until November 15, 2014.

In order to provide for additional operations and for the expansion of existing operations,  the Company during the prior fiscal year,  entered into a Loan Agreement with Bio-Global Resources, Inc., a private unrelated company in the amount of $500,000 due July 19, 2015 with interest at the rate of 6.00% per annum.   As of 3-31-14, the Company had drawn down face amount of the Loan.  Bio-Global Resources, Inc. is entitled to convert any amounts outstanding on the loan after 90 days from July 23, 2013 into the Company’s common stock at the rate of $0.25 per share.  In addition, to the extent funds are drawn against this Loan Agreement, Bio-Global Resources, Inc. is entitled pro rata to a 200,000 warrants to purchase common shares at a price of $3.00 per share until July 19, 2018.

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

d)

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

 ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

At inception and in connection the organization of the Company issued 1,000,000 shares of restricted common stock to Perry West for $1,000.00 and 750,000 shares of restricted common stock to John Potter $750.00.   In November of 2012 the Company issued 100,000 shares of its restricted common stock to Bio-Global Resources, Inc.  an unrelated third party company in full satisfaction of amounts under a promissory note dated January 25, 2011  .   Later the Company  issued 400,000 shares in satisfaction of and in  conversion of a $100,000 Promissory Note payable to Bio-Global Resources,   dated November 15, 2012.

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

NEW GLOBAL ENERGY, INC

/s/  Perry West

_____________________________________
Perry West

CEO and Director

May 21, 2014