Form 10-Q
period 2014-06-30
New Global Energy, Inc.
filed 2014-08-11
CIK 1543083

SECURITIESAND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]  QUARTERLY REPORT PURSUANTTO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

(Address of principal executive office)

(307) 633-9192
(Issuer's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter period that the  Registrant  was required  to file such  reports),  and  (2)  has  been subject  to the  filing requirement for at least the past 90 days.  Yes [X]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    [x]  Yes     ¨ No

Large accelerated filer  o   Accelerated filer   ¨

Non-accelerated filer  (Do not check if a smaller reporting company)o   Smaller reporting company  ý

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes o No [x]

Indicate the number of shares outstanding of each of the issuer's  classes of common stock, as of the latest practicable date. Common  Stock,  par value  $.0001 per share  6,115,852  outstanding  shares as of August 8, 2014.

NEW GLOBAL ENERGY, INC.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements-unaudited
            Balance Sheets as of June 30, 2014 and December 31, 2013.
            Statements of Operations for the Three Month Periods  Ended June 30, 2014 and June 30, 2013

            Statements of Operations for the Six Month Periods  Ended June 30, 2014 and June 30, 2013

            Statement of Operations for the period since inception January 24, 2012 through June 30, 2014

            Statements of Cash Flows for the six months ended June 30, 2014 and for the period since inception January 24, 2012 through June 30, 2014 and through June 30, 2012

            Statement of Stockholders’ Deficiency for the period ended June 30, 2014.

            Notes to Interim Financial Statements
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4.  Controls and Procedures

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities

Item 4. Not Required
Item 5. Other Information
Item 6. Exhibits

Signatures

ITEM 1.  FINANCIAL STATEMENTS

New Global Energy, Inc.
Balance Sheets
(A Development Stage Company)

	June 30, 2014 (unaudited)	December 31, 2013 (unaudited)

Assets
Current assets
Cash	$1,738	$19,076
Interest receivable on short-term notes	16,840	4,060
Total current assets	18,578	23,136

Other assets:
Minority interest in unconsolidated subsidiary (AFT)	1,113,897	1,207,523
Notes receivable	529,500	214,500

Total Assets	$1,661,975	$1,445,159

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$2,000	$2,000
Accrued expenses	20,789	8,996
Due to related parties	199	199
Derivative liability	1,577,120	11,886,798
Total current liabilities	1,600,108	11,897,993

Convertible note payable, net of discount	0	55,306
Total liabilities	1,600,108	11,953,299

Stockholders' Deficiency:
Preferred stock	0	0
Common stock-100,000,000 authorized $0.0001 par value
4,821,876 issued & outstanding (2,487,876 in December)	482	249
Additional paid-in capital	18,427,269	3,967,406
Accumulated deficit	(18,515,884)	(14,475,794)
Total Stockholders' Deficiency	(88,133)	(10,508,139)

Total Liabilities & Stockholders' Deficiency	$1,511,975	$1,445,160
See notes to unaudited interim financial statements.

New Global Energy, Inc.
Statements of Operations
(A Development Stage Company)
(unaudited)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Inception (Jan 24, 2012) to June 30, 2014

Revenue	$0	$0	$0	$0	$0

Costs & Expenses:
General & administrative	95,590	27,654	186,338	31,394	403,141
Total Operating Costs & Expenses	95,590	27,654	186,338	31,394	403,141

Other Expenses:
Derivative valuation charge	(47,686)	4,684,471	3,316,418	4,684,471	17,234,979
Interest expense & amortization of debt discount	417,869	95,820	443,707	98,048	528,606
Net loss attributable to non-controlling interest	43,626	18,906	93,626	18,906	349,158
Total Other Expense	413,809	4,799,197	3,853,751	4,801,425	18,112,743

Loss from continuing operations before income taxes	(509,399)	(4,826,851)	(4,040,089)	(4,832,819)	(18,515,884)
Provision for income taxes	0	0	0	0	0
Net loss	($509,399)	($4,826,851)	($4,040,089)	($4,832,819)	($18,515,884)

Basic and diluted per share amounts:
Continuing operations	($0.16)	($2.30)	($1.42)	($2.58)
Basic and diluted net loss	($0.16)	($2.30)	($1.42)	($2.58)

Weighted average shares outstanding (basic & diluted)	3,193,854	2,097,413	2,836,230	1,871,524
See notes to unaudited interim financial statements.

New Global Energy, Inc.
Statement of Cash Flows
(A Development Stage Company)
(unaudited)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Inception (Jan 24, 2012) to June 30, 2014

Cash flows from operating activities:
Net Loss	($4,040,089)	($4,832,819)	($18,515,884)
Adjustments required to reconcile net loss
to cash used in operating activities:
Minority interest	93,626	18,906	349,158
Derivative valuation charge	3,316,418	4,684,471	17,234,979
Amortization of debt discount	444,694	97,732	527,157
Increase in financing costs due to loan guarantees	0	0	199
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(12,780)	(214)	(16,840)
Other liabilities	0	0	2,500
Increase (decrease) in accounts payable	0	0	3,704
Increase (decrease) in accrued expenses	11,793	530	16,585
Cash used by operating activities:	(186,338)	(31,394)	(398,442)

Cash flows from investing activities:
Investment in and advance to affiliate	(315,000)	(48,500)	(584,499)
Acquisition costs	0	0	(15,000)
Cash used in investing activities	(315,000)	(48,500)	(599,499)

Cash flows from financing activities:
Proceeds from issuance of common stock	334,000	0	364,250
Financing costs	0	0	(64,571)
Proceeds of convertible note advances	150,000	73,500	700,000
Cash generated by financing activities	484,000	73,500	999,679

Change in cash	(17,338)	(6,394)	1,738
Cash-beginning of period	19,076	6,961	0
Cash-end of period	$1,738	$567	$1,738
See notes to unaudited interim financial statements.
Supplemental Cash Flow Disclosure:
Common stock issued to purchase AFT	$0	$1,393,056	$1,393,056
Write off derivative liability due to note conversion	$13,776,096	$2,381,763	$16,157,859
Debt discount due to derivative liabilities	$150,000	$73,000	$700,000
Conversion of note payable	$500,000	$200,000	$700,000

New Global Energy, Inc.
Statement of Stockholders' Deficiency
(A Development Stage Company)
(unaudited)

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit	Total Equity (Deficit)
Inception January 24, 2012	0	$0	$0	$0	$0
Stock issued for cash	1,755,700	176	30,074		30,250
Note converted to common stock	100,000	10	99,990		100,000
Beneficial conversion feature			27,157		27,157
Offering costs			(64,571)		(64,571)
Net Loss				(39,547)	(39,547)
Balance at December 31, 2012	1,855,700	186	$92,650	($39,547)	$53,289
Stock issued to acquire non-controlling interest in AFT	232,176	23	1,393,033		1,393,056
Note converted to common stock	400,000	40	99,960		100,000
Write off derivative liability due to conversion			2,381,763		2,381,763
Net Loss				(14,436,248)	(14,436,248)
Balance at December 31, 2013	2,487,876	$249	$3,967,406	($14,475,795)	($10,508,140)
Stock issued upon exercise of warrants	334,000	33	333,967		334,000
Note converted to common stock	2,000,000	200	499,800		500,000
Conversion of derivative liability due to exercise of warrants and notes			13,626,096		13,626,096
Net Loss				(4,040,089)	(4,040,089)
Balance at June 30, 2014	4,821,876	$482	$18,427,269	($18,515,884)	($88,133)
See notes to unaudited interim financial statements.

NEW GLOBAL ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

In the opinion of management, the information furnished in these interim consolidated financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended June 30, 2014 and 2013. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

Development Stage

The Company complies with Statement of Financial Accounting Standard ASC 915-15 and the Securities and Exchange Commission Exchange Act 7 for its characterization of the Company as development stage.

Principles of Consolidation: The 2013 financial statements include the accounts of New Global and its unconsolidated subsidiary Aqua Farming Tech, Inc. (AFT). All significant inter-company balances and transactions have been eliminated. Investments in companies that are not majority-owned are carried at cost (if less than 20% owned and the Company has no significant influence) or equity (if the Company has significant influence).

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

Recent Issuances

On June 9th, 2014 we issued 2,000,000 shares upon the conversion of a $500,000 note. The conversion was within the terms of the original agreement.

On May 15, 2014 we issued 262,000 shares upon the exercise of 262,000 warrants at $1.00 per share resulting proceeds of $262,000.

On February 25, 2014 we issued 72,000 shares upon the exercise of 72,000 warrants at $1.00 per share resulting proceeds of $72,000.

On April 1st, 2013 we issued 232,176 shares of common stock with an aggregate value of $1,393,056 for the acquisition of approximately 36.69% of Aqua Farming Tech (AFT) (see note 4). On June 19th, 2013 we issued 400,000 shares upon the conversion of a $100,000 note. The transactions were valued at $6.00 per share and $0.25 per share, respectively.

Stock Options

There are no employee or non-employee options grants.

Note 3.  Convertible Long-Term Debt:

On July 19, 2013 we issued an unsecured convertible promissory note for $500,000. The note bears interest at 6% and converts at $0.25 per share. On June 9th, 2014 the note holders converted the entire outstanding balance to 2,000,000 shares of common stock.

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

For the period ended June 30, 2014 the Company has recognized $11,793 in accrued unpaid interest expense related to the convertible note and has amortized $444,694 of the discount arising from the beneficial conversion feature which has also been recorded as interest expense.

The current and previous convertible debt was issued with an aggregate of 600,000 detachable warrants to purchase the Company’s common stock. Each warrant entitles the holder to purchase one share at prices ranging from $1.00 to $3.00 and they expire at various dates in 2016.The exercise price of these warrants and the conversion rate of the debt is to be adjusted in the event that the Company issues or sells any shares of common stock, options, warrants or any convertible instruments (other than exempted issuances) at an effective price per share which is less than the exercise price of these warrants. Accordingly, in accordance with FASB ASC 815, the Company has accounted for these warrants as derivative liabilities. The aggregate fair value of the remaining unexercised warrants and the conversion feature was determined to be $1,577,120 and $0, respectively, at June 30, 2014. Upon conversion of the note and exercise of 334,000 warrants, the derivative valuation underlying each was reclassified to paid-in capital.

The Company values its warrant derivatives and simple conversion option derivatives using the Black-Scholes option-pricing model. Assumptions used include:

•

risk-free interest rate- 0.15%-.0.36%

•

warrant life is the remaining contractual life of the warrants,

•

expected volatility-319% to 329%,

•

expected dividends-none

•

exercise prices as set forth in the agreements,

•

common stock price of the underlying share on the valuation date, and

•

number of shares to be issued if the instrument is converted

The following table summarizes the derivative liabilities included in the balance sheet:

	Totals	Warrants	Conversion Feature
Fair value at December 31, 2013	$11,886,798	$3,538,264	$8,348,534
Fair value of warrants issued or conversion feature	0	0	0
Warrants/Debt exercised or converted	(13,626,096)	(1,919,771)	(11,706,325)
Adjustment to fair value at June 30th, 2014	3,316,418	(41,373)	3,357,791
Fair value at June 30, 2014	$1,577,120	$1,577,120	$0

We determined that the derivative liabilities resulted in an additional $150,000 discount on the convertible notes payable.

Note 4. Acquisition of Aqua Farming Tech, Inc. (AFT):

The Company completed its purchase of 36.69% of Aqua Farming Tech, Inc. on April 1, 2013 through the issuance of 232,176 shares of stock to acquire 429,350 shares of AFT common.  AFT is a California based company that operates a large aquaculture operation on two parcels of land totaling 118.9 acres. It includes a large working fish farm/hatchery , 90 masonry tanks, 5 wells, 12 earthen ponds, a newly constructed 221 kW-DC Photovoltaic electric generating system estimated to produce 381,267 kWh annually, a second newly constructed 176.25 kW-DC Photovoltaic System, which is estimated to produce 286,996 kWh annually, a fish processing facility, shop facilities, 3 out buildings, 3 60KB generators, 1 200KB generator, 2 backhoes, 2 tractors, 1 delivery truck, various additional equipment and parts inventory as well as a fish inventory of nearly .5 million fish.

The Company also advanced $529,500 to AFT in the form of a series of promissory notes. The notes bear interest at 7% and are due one year from the date of issuance.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of June 30, 2014:

	June 30, 2014
Description of assets:	Level 1	Level 2	Level 3	Total
None	$-	$-	$-	$-
Description of liabilities:
Derivatives	$-	$-	$1,577,120	$1,577,120

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

The following table summarizes common stock warrants issued and outstanding:

	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at December 31, 2013	611,300	$ 2.12	$ 2,417,100	2.45

Granted	-	-
Exercised	334,000	$1.00
Forfeited	-	-
Expired	-	-

Outstanding at June 30, 2014	277,300	$ 2.12	$ -	1.65

Warrants exercisable at June 30, 2014

Exercise prices	Number of shares	Weighted average remaining life (years)	Exercisable number of shares
$1.00	66,000	1.67	66,000
$3.00	200,000	2.25	200,000
$5.50	11,300	0.91	11,300

Note 7.   Subsequent Events:

Subsequent to the end of the reported period, holders of the Promissory Note payable by the Company to Bio-Global Resources, Inc. and dated July 19, 2013, elected to  exercise their conversion  rights under this promissory note in full satisfaction thereof. Pursuant to the terms thereof two million shares were issued to five separate holders.

Also, subsequent to the end of the reported period, on July 15, 2014 the Company completed the acquisition of a 43.66% Net Revenue Interest in operations of Aqua Farming Tech, Inc., a California corporation.  For and in consideration of One Million Two Hundred and Fifty Thousand Forty Three (1,250,043) shares of New Global Energy Inc. common stock, Aquaculture Joint Venture, a Nevada General Partnership, an unrelated third party, assigned a 43.66% Net Revenue Interest in and to the net revenues from the operations of Aqua Farming Tech, Inc. aquaculture operations in Southern California.  Cash allocable to the Net Revenue Interest is calculated and distributed on a quarterly basis within forty five (45) days after the end of each calendar quarter.  The value of this transaction was $1,000,034.

The Company’s previous annual report was filed without an audit opinion pursuant to a claim under Rule 210.3-11.  The financial statements contained in this report have been provided to our auditors without review.

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

Overview and Financial Condition

During the period since inception January 24, 2012 through June 30, 2014.  the Company continued to focus on the development of it’s aquaculture and sustainable agriculture business which combines alternative energy production, sustainable agriculture and aquaculture.   The  concept uses non centralized power plants, primarily solar power, Jatropha (Jatropha curcas, a genus of plants shrubs or trees, the oil from which can be used for biodiesel production) based biofuels and aquaculture operations to produce power for its own use and to feed into the power grid serving local power needs while producing farm grown fish and shrimp as food products all grown on mainly undeveloped land.  NGE is a development stage company with executive offices located in Brevard County, Florida.

In addition, the Company continues to review various real property alternatives that may include developed or partially developed resources to utilize in its business plan and has been exploring the use of project finance structures to fund such acquisition and development of business activities during the period covered by this report,

May 20, 2013,  the Company has completed the acquisition of 30.74% of Aqua Farming Tech, Inc. (“AFT”) from unrelated parties.  AFT is a California company that operates a large aquaculture operation on two parcels of land totaling 118.9 acres.   It includes a large working fish farm/hatchery , 90 masonry tanks, 5 wells, 12 earthen ponds, a newly constructed 221 kW-DC Photovoltaic electric generating system estimated to produce 381,267 kWh annually, a second newly constructed 176.25 kW-DC Photovoltaic System, which is estimated to produce 286,996 kWh annually, a fish processing facility, shop facilities, 3 out buildings, 3 60KB generators, 1 200KB generator, 2 backhoes, 2 tractors, 1 delivery truck, various additional equipment and parts inventory as well as a fish inventory of nearly .5 million fish.

On July 23, 2013,  the Company entered into a transaction to acquire an additional 764,199 shares  of Aqua Farming Tech, Inc. (“AFT”) from unrelated parties giving it a total of approximately  90.5% of the outstanding shares of AFT or controlling interest in the California company that operates a large aquaculture operation on two parcels of land totaling 118.9 acres in the Cochella Valley.   Part of the acquisition of this control block included the agreement to provide accounting records in auditable format within the time requirements of the Company’s reporting obligations.    While the Company believes that AFT has complete records,  its auditors were not able to complete the audit within the period required and during this reporting period,  the Company exercised its right to cancel this acquisition of the control block of shares reducing it audit requirement to consolidate AFT records at this time.  The Company continues to carry the interest purchased in May of 2013 along with other shares purchased prior to that.

In addition,  the Company continues to assist AFT in updating its accounting and operational systems.

The Company expects to continue to assist in the operation of this aquaculture operation with the application of concepts and technology expected to improve the productivity of the farm.   There is no  assurance that expected results will be obtained or that the Company will be successful in operating AFT operations.

In order to provide for additional operations,  during the last fiscal year, the Company  entered into a Loan Agreement with Bio-Global Resources, Inc., a private unrelated company in the amount of $500,000 due July 19, 2015 with interest at the rate of 6.00% per annum.   As of this date, the Company had drawn the face amount of the Loan. Bio-Global Resources, Inc. subsequently elected  to convert amounts outstanding on the loan into the Company’s common stock at the rate of $0.25 per share.  In addition, to the extent funds are drawn against this Loan Agreement, Bio-Global Resources, Inc. is entitled pro rata to a 200,000 warrants to purchase common shares at a price of $3.00 per share until July 19, 2018.

Funds from this credit facility including the exercise of warrants should provide funds for it to continue at an increased rate of operation for more than 6 months without additional funding.   As of the end of the reported period,  BioGlobal Resources, Inc. has exercised warrants for the purchase of 334,000 shares from two prior loan agreements.   Although the Company has successfully completed credit arrangements with Bio-Global Resources, Inc. before,  there is no assurance that this transaction will be completed or that all of the funds will be available when requested by the Company.

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

Subsequent to the end  of the reported period, On July 15, 2014 the Company completed the acquisition of a 43.66% Net Revenue Interest in operations of Aqua Farming Tech, Inc., a California corporation.  For and in consideration of One Million Two Hundred and Fifty Thousand Forty Three (1,250,043) shares of New Global Energy Inc. common stock, Aquaculture Joint Venture, a Nevada General Partnership, an unrelated third party, assigned a 43.66% Net Revenue Interest in and to the net revenues from the operations of Aqua Farming Tech, Inc. aquaculture operations in Southern California.  Cash allocable to the Net Revenue Interest is calculated and distributed on a quarterly basis within forty five (45) days after the end of each calendar quarter.  The value of this transaction was $1,000,034.

Results of Operations for the Six Months ended June 30, 2014 and June 30, 2013.

The Company had  revenues for the six month periods ended June 30 2014 and June 30, 2013 of $0.00.  Selling, general  and  administrative  expenses  for the same six months ended June 30, 2014  were $186,338 up from $31,394.00 for the same period the prior year due primarily to the increase in accounting and professional expenses related to the acquisition of interests in Aqua Farming Tech, Inc.  The Company showed a total net loss for Six Month period ended June 30, 2014 of $4,040 089 down slightly from $4,832,819 for the same period the prior year.   The losses were due substantially to a derivative valuation charge of $3,316,418 and interest expense and amortization of debt discount of in the amount of $443,707 up from $98,040 for the same period the prior year.

Results of Operations for the Three Months ended June 30, 2014 and June 30, 2013.

The Company had  revenues for the three month periods ended June 30 2014 and June 30, 2013 of $0.00.  Selling, general  and  administrative  expenses  for the same three months ended June 30, 2014  were $95,590 up from $27,654 for the same period the prior year due primarily to the increase in expenses related to the acquisition of interests in Aqua Farming Tech, Inc.  The Company showed a total net loss for Three Month period ended June 30, 2014 of $509,399 down from $4,826,851 for the same period the prior year.   The losses were down due substantially to a negative derivative valuation charge for the reported period.

Liquidity and Capital Resources

           Cash Flows

   Six Months Ended

        June 30, 2014

Net Cash Generated by Operating Activities

($186,338)

Net Cash Generated by financing Activities

$484,000

Cash Ending June 30, 2013

$1,738

Net Cash Generated from Operating Activities from inception through  June 30, 2014 was $0.00 while Net Cash generated by financing activities for the period were $484,000.   The company has continued to fund its operations from capital in the total amount of $398,442 since inception.

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

On January 20, 2012, the Company entered into a loan agreement with Bio-Global Resources, Inc. for the amount of $100,000 due January 20, 2014 with interest at the rate of 2.95% per annum. On September 20, 2012 and November 5, 2012, the full principal of the note was converted into 100,000 common shares.   Until January 2014,  Bio-Global Resources, Inc. is entitled pro rata to a number of warrants to purchase common shares at a price of $1.00 per share until November 15, 2014.    the Company  entered into a Second Loan Agreement with Bio-Global Resources, Inc., a private unrelated company in the amount of $100,000 due November 15, 2014 with interest at the rate of 2.50% per annum.    Bio-Global Resources, Inc. was entitled to convert any amounts outstanding on the loan after 90 days from November 15, 2012 into the Company’s common stock at the rate of $.25 per share.  In addition, to the extent funds are drawn against this Loan Agreement, Bio-Global Resources, Inc. is entitled pro rata to a number of warrants to purchase common shares at a price of $1.00 per share until November 15, 2014.   Bio-Global Resources, Inc. elected to convert the principal amount of the loans to common stock and the loan has been satisfied and has purchased 334,000 shares through the exercise of warrants from these agreements

Subsequent to the end of the reported period,  the Company  in order to provide for additional operations,  entered into a Loan Agreement with Bio-Global Resources, Inc., a private unrelated company in the amount of $500,000 due July 19, 2015 with interest at the rate of 6.00% per annum.   As of this date, the Company had drawn down the face amount of the Loan. Bio-Global Resources, Inc. has converted the entire loan into stock at the rate of $0.25 per share.  In addition, to the extent funds are drawn against this Loan Agreement, Bio-Global Resources, Inc. is entitled pro rata to a 200,000 warrants to purchase common shares at a price of $3.00 per share until July 19, 2018.

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

Subsequent to the end of the reported period, holders of the Promissory Note payable by the Company to Bio-Global Resources, Inc. and dated July 19, 2013, elected to  exercise their conversion  rights under this promissory note in full satisfaction thereof. Pursuant to the terms thereof two million shares were issued to five separate holders.

Also, subsequent to the end of the reported period, on July 15, 2014 the Company completed the acquisition of a 43.66% Net Revenue Interest in operations of Aqua Farming Tech, Inc., a California corporation.  For and in consideration of One Million Two Hundred and Fifty Thousand Forty Three (1,250,043) shares of New Global Energy Inc. common stock, Aquaculture Joint Venture, a Nevada General Partnership, an unrelated third party, assigned a 43.66% Net Revenue Interest in and to the net revenues from the operations of Aqua Farming Tech, Inc. aquaculture operations in Southern California.  Cash allocable to the Net Revenue Interest is calculated and distributed on a quarterly basis within forty five (45) days after the end of each calendar quarter.  The value of this transaction was $1,000,034.

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

August 11, 2014

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

Dated: August 11, 2014

   /s/  Perry West
_____________________________________
Perry West
Chief Executive Officer and
Chief Financial Officer

EXHIBIT 32.1

NEW GLOBAL ENERGY, INC.
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF
THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly  Report of New Global Energy, Inc.  (the Company) on Form 10-Q  for the period  ended June 30, 2014 as filed with the Securities and Exchange  Commission on the date hereof (the Report), I, Perry West,  Chief  Executive  Officer and Chief  Financial  Officer of the Company, certify,  pursuant to 18 U.S.C.  ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The contents of the report reasonably comply with the  requirements  of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

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

August 11, 2014

/s/ Perry West

___________________
Perry West
Chief Executive Officer and
Chief Financial Officer