Form 10-K/A
period 2013-12-31
New Global Energy, Inc.
filed 2015-03-25
CIK 1543083

SECURITIESAND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 3)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From_______ to ______

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2013 was approximately $8,532,100 (based on the mean between the closing bid and asked prices of the Common Stock on such date), which value, solely for the purposes of this calculation, excludes shares held by Registrant's officers and directors. Such exclusion should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCYPROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of February 18, 2015 there were outstanding 13,524,305 shares of New Global Energy, Inc. common stock with a par value $.0001 per share (the "Common Stock").

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-K/A (“Amendment”) is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Form 10-K”), initially filed with the Securities and Exchange Commission on May 16, 2014, to correct certain derivative calculations for the years ended 12-31-12 and 12-31-13 and to change the treatment of the Company’s interest in Aqua Farming Tech, Inc. from “Discontinued Operations” to “Interest in an unconsolidated subsidiary” and incorporate those changes into previous financial statements including the Balance Sheet, Statement of Operations and Statement of Stockholders' Deficit.

Other than the aforementioned and certain minor punctuation and typographical corrections not referenced above, no other material changes have been made to the Form 10-K. This Amendment 3 speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Form 10-K, have been amended, restated and re-executed as of the date of this Amendment and are included as Exhibits 31.1/31.2 and 32.1/32.2 hereto.

2

PART I

ITEM 1. BUSINESS

New Global Energy, Inc. (“NGE” or the “Company”) is a sustainable agriculture and aquaculture company organized as a Wyoming corporation on January 24, 2012 with executive offices located in Brevard County, Florida. The Company focuses on the use of advanced technology and farming techniques with the goal of increasing production and decreasing costs.

The Company is focused on internal growth and growth through the acquisition of high-growth firms, assets and properties in the Green market space; industry segments include sustainable agriculture, aquaculture, solar, biofuels and carbon credits. Management is targeting growth stage assets, operations and companies that possess proprietary market edge and demonstrate solid opportunity to scale their business. We expect to pursue special opportunities that are anticipated to accelerate shareholder value by consolidating certain tiers of the $5 Trillion per year fragmented Green and Renewable Energy industry.

The first portion of the Company’s development included the development of it Global Energy Plantation (“GEP”) using its Global Cell concept which combines alternative energy (source of usable energy intended to replace fuel sources without the undesired consequences of the replaced fuels) production, sustainable agriculture (practice of farming using principles of ecology, the study of relationships between organisms and their environment) and aquaculture (the farming of aquatic organisms such as fish, crustaceans, molluscs and aquatic plants). It uses non centralized power plants, primarily concentrated solar power (CSP), Jatropha (Jatropha curcas, a genus of plants shrubs or trees, the oil from which can be used for biodiesel production) based biofuels and aquaculture operations to produce power for its own use and to feed into the power grid serving local power needs while producing farm grown fish and shrimp as food products.

In the process of development of its business and during the last two fiscal years, the Company acquired a noncontrolling interest in Aqua Farming Tech, Inc. (“AFT”), a California corporation with aquaculture and agriculture operations in the Coachella Valley in Southern California. (see Aqua Farming Tech, Inc. below) During the fiscal years reported, the Company acquired and maintains an equity interest of 36.69% in Aqua Farming Tech, Inc. (“AFT”), a California corporation with aquaculture and agriculture operations in the Coachella Valley in Southern California. It is treated as an interest in a non-consolidated subsidiary.

As of May 20, 2013, the Company had completed incremental acquisitions totaling 30.74% of Aqua Farming Tech, Inc. (“AFT”) from unrelated parties. By the end of the year, the Company had completed additional incremental acquisitions from unrelated parties bringing its total ownership to 36.69%. In July of 2013 the Company, with the issuance of an additional 382,099 shares of New Global common agreed to acquire 764,199 more shares of AFT common, giving us a total of 90.5% of Aqua Farming Tech, Inc. (AFT). The increase in ownership to 90% would have required AFT to be included as a consolidated subsidiary as of that date. However, this acquisition was based upon the ability of AFT to timely deliver audited financial statements. When it became apparent that such statements would not be forthcoming, the Company rescinded the acquisition of the controlling interest in AFT based upon the failure of AFT to produce audited statements by December 31, 3013, leaving the Company with a 36.69% minority interest in AFT at year end. The Company currently owns a 36.69% unconsolidated investment interest in AFT. We do not hold any seat on the Board of Directors of AFT nor is there any actual management or control of AFT by the Company.

Global Energy Cell

The GEP (Global Energy Plantation) is being designed to be a stand-alone “energy cell” where nothing enters the “cell wall” except sunlight, water, and feedstock (seeds & fish). The cell is being designed to produce electrical power onsite which it feeds into the “net metering” grid. Onsite generated electricity powers all equipment, vehicles & pumps. Excess electricity is fed into the power Grid. The Global Energy Plantation is designed as a “Zero Waste” operation. All waste material is sequestered and used onsite:

•	Fish tank effluent →Jatropha Irrigation & Fertilization

•	Jatropha husk & shells →Pelletized Fuels →external combustion generators
Organic Fertilizer
Organic Pesticide
Fish Feed from Detoxified pellets

•	Aquaculture Products:
Fish Oil
Food Fish for market
Fish feed from processing wastes

•	Value Chain Products:
Jatropha Cuttings, Seeds, Seedlings

•	Value Chain Services:
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

The Company has to date, developed system layouts with flow patterns; basic aquaculture pond material selection and design; general planting and irrigation layout and methods. Additional analysis of aquaculture and agriculture data related to the specific location with its climate conditions is required before final stocking and planting densities can be defined and initial water flow rates and irrigation plans can be finalized. In addition data from initial operations may dictate changes in design and size of various components.

The Company relies on unpatented proprietary know-how and other trade secrets of its Energy Cell , and employs various methods, including confidentiality agreements with employees and consultants, customers and suppliers to protect our know-how and trade secrets. However, these methods may not afford complete protection and there can be no assurance that others will not independently develop the know-how and trade secrets or develop better production methods than us. Further, we may not be able to deter current and former employees, contractors and other parties from breaching confidentiality agreements and misappropriating proprietary information and it is possible that third parties may copy or otherwise obtain and use our information and proprietary technology licensed, without authorization or otherwise infringe on our intellectual property rights. Additionally, we may license in the future, trade secrets, and similar proprietary rights to third parties. While we attempt to ensure that our intellectual property and similar proprietary rights are protected when entering into business relationships, third parties may take actions that could materially and adversely affect our rights or the value of our intellectual property, similar proprietary rights or reputation. In the future, we may also rely on litigation to enforce our intellectual property rights and contractual rights, and, if not successful, we may not be able to protect the value of our intellectual property. Any litigation could be protracted and expensive and funds may not be available to pursue it.

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

MARKET FOR PRODUCTS & SERVICES:

The marketing and sale of the company’s products is subject to successful completion and performance of the Company’s Energy Cell Concept and as such the Company has not yet entered any of these markets and there is not assurance that expected production levels will be achieved or that there will be any revenues forthcoming.

Electricity: A primary market opportunity for the Company is to provide electric power generated onsite from both solar power systems and onsite diesel-powered generators fired by renewable, sustainable biofuel, Jatropha oil. The Company expects that excess power over what it uses will be sold through net metering agreements and/or power purchase agreements with commercial power providers. These agreements are generally site specific and the Company does not yet have any such agreements in place and there is not assurance the sufficient power will be produced to sell.

The Company has done extensive reviews of solar technologies to determine the best currently available technology. It has done initial review and testing of certain new technology solar collectors used with concentrated solar power (CSP) generation and comparison reviews of photovoltaic panel technology. It has developed proposed layouts for CSP systems with thermal storage units which can be used for solar energy production both on and off grid.

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

The Company expects that its primary fish products will include Tilapia (both red and black Tilapia, Catfish and Silver Carp and are sold live). Tilapia is a mild white fish popular around the world. In its 2013 Report, the World Aquaculture Society shows Tilapia as the fifth most popular fish and Catfish as the seventh most popular fish consumed by weight in the United States (based on 2011 results).

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

As of December 31, 2013 the company did not have any employees. Our Chief Executive Officer and others who work for the company from time to time, are paid as consultants on an as needed basis.

NEW GLOBAL ENERGY INC. EXPANSION

The Company is focused on internal growth and growth through the acquisition of high-growth firms, assets and properties in the Green market space; industry segments include sustainable agriculture, aquaculture, solar, biofuels and carbon credits. Management is targeting growth stage assets, operations and companies that possess proprietary market edge and demonstrate solid opportunity to scale its business. The Company expects to scale its business through the development of the acquisition of existing farms and through the acquisition of additional farms. The Company believes that it can lower the costs of operations in anticipated acquisition through the construction of the solar generating systems and algae based feeding programs. The Company anticipate that if it is able to improve the metrics associated with the cost of production it will be able to attain a competitive advantage other farms in that market space.

ITEM 2. PROPERTIES:

The Company does not own any real property.

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

Holders of our common stock are entitled to receive dividends as may be declared by the Board of Directors. Our Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No cash dividends have ever been declared and it is not anticipated that cash dividends will ever be paid. We currently intend to retain any future earnings to finance future growth. Any future determination to pay dividends will be at the discretion of our Directors and will depend on our financial condition, results of operations, capital requirements and other factors the Board of Directors considers relevant.

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

As of December 31, 2013, there were approximately 141 holders of record of the Company's Common Stock.

ITEM 6. NOT REQUIRED

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

The Company is focused on internal growth and growth through the acquisition of high-growth firms, assets and properties in the Green market space; industry segments include sustainable agriculture, aquaculture, solar, biofuels and carbon credits. Management is targeting growth stage assets, operations and companies that possess proprietary market edge and demonstrate solid opportunity to scale their business. We expect to pursue special opportunities that are anticipated to accelerate shareholder value by consolidating certain tiers of the $5 Trillion per year fragmented Green and Renewable Energy industry.

The first portion of the Company’s development included the development of its Global Energy Plantation (“GEP”) using its Global Cell concept which combines alternative energy (source of usable energy intended to replace fuel sources without the undesired consequences of the replaced fuels) production, sustainable agriculture (practice of farming using principles of ecology, the study of relationships between organisms and their environment) and aquaculture (the farming of aquatic organisms such as fish, crustaceans, molluscs and aquatic plants). It uses non centralized power plants, primarily concentrated solar power (CSP), Jatropha (Jatropha curcas, a genus of plants shrubs or trees, the oil from which can be used for biodiesel production) based biofuels and aquaculture operations to produce power for its own use and to feed into the power grid serving local power needs while producing farm grown fish and shrimp as food products.

The Company is focused on internal growth and growth through the acquisition of high-growth firms, assets and properties in the Green market space; industry segments include sustainable agriculture, aquaculture, solar, biofuels and carbon credits. Management is targeting growth stage assets, operations and companies that possess proprietary market edge and demonstrate solid opportunity to scale its business. The Company expects to scale its business through the development of the acquisition of existing farms and through the acquisition of additional farms. The Company believes that it can lower the costs of operations in anticipated acquisition through the construction of the solar generating systems and algae based feeding programs. The Company anticipates that if it is able to improve the metrics associated with the cost of production it will be able to attain a competitive advantage other farms in that market space.

As of May 20, 2013, the Company had completed incremental acquisitions totaling 30.74% of Aqua Farming Tech, Inc. (“AFT”) from unrelated parties. AFT is a California corporation with aquaculture and agriculture operations in the Coachella Valley in Southern California. By the end of the year, the Company had completed additional incremental acquisitions from unrelated parties bringing its total ownership to 36.69%. In July of 2013 the Company, with the issuance of an additional 382,099 shares of New Global common agreed to acquire 764,199 more shares of AFT common, giving us a total of 90.5% of Aqua Farming Tech, Inc. (AFT). The increase in ownership to 90% would have required AFT to be included as a consolidated subsidiary as of that date. However, this acquisition was based upon the ability of AFT to timely deliver audited financial statements. When it became apparent that such statements would not be forthcoming, the Company rescinded the acquisition of the controlling interest in AFT based upon the failure of AFT to produce audited statements by December 31, 3013, leaving the Company with a 36.69% minority interest in AFT at year end. Subsequently, in 2014 we have maintained discussions with an unrelated party that holds approximately 62% of AFT’s shares as we remain interested in completing this purchase, subject to the terms previously negotiated, and subject to the completion of AFT’s audit.

Our investment in AFT is treated as an interest in a non-consolidated subsidiary. We have not and do not hold any seats on the Board of Directors of AFT, nor is there any actual management or control of AFT by the Company.

To addressan issue in aquafarming operations, water quality, the Company entered into a Sales and Licensing Agent Representation Agreement and a Master Cooperation Agreement with OriginOil, Inc., a Nevada corporation with offices in Los Angeles, California, covering the use and sale of OriginOil equipment by the Company. The Company has not undertaken any significant activities pursuant to this agreement as of the date of this report nor has the Company obligated itself to any financial expenditures related to this agreement.

Forward-looking statements such as this are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include, without limitation: (1) the potential mergers may not be consummated in a timely manner, if at all; (2) the merger agreement may be terminated in circumstances that require the Company to pay a termination fee or reimburse certain expenses; (3) the diversion of management's attention from the Company's ongoing business operations; (4) the ability of the Company to retain and hire key personnel; (5) the effect of the announcement of the Merger on the Company's business relationships, operating results and business generally; (6) competitive responses to the proposed Merger; and (7) the failure to obtain the requisite approvals to the Merger, such as stockholder approval. The Company expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Critical Accounting Policies and Use of Estimates

Use of Estimates: The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and will adjust them when determined to be appropriate. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions. Significant estimates included in the accompanying financial statements include judgments regarding the fair value of equity method investments; the valuation of equity based transactions; the valuation of derivative liabilities and the valuation of deferred tax assets.

Valuation of Long-Lived Assets:Valuation of Long Lived Assets: We review the recoverability of our long lived assets including equipment, goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. From our review of the carrying value of the investment in AFT as of December 31, 2013 which is our proportionate share of the net value of AFT (land, plant and equipment minus debt, minus operating losses), we concluded that our proportionate share of AFT’s value is $1,156,206 (the initial investment value of $1,463,055 minus the allocable portion of AFT’s 2013 loss of $306,849).

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock: We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with FASB ASC 815, Accounting for Derivative Financial Instruments. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock. The Company evaluates stock options, stock warrants, convertible debt instruments or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of FASB ASC 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. In the case where convertible debt is converted within the original terms the general extinguishment model is followed under which fair value of the issuable shares is determined by the share price on the conversion date and any difference between the fair value of the derivative, the net book value of the debt and the fair value of the shares issuable at that date is recorded as a gain or loss. Financial instruments that are initially classified as equity that become subject to reclassification under FASB ASC 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

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

Earnings per Common Share: We compute net income (loss) per share in accordance with FASB ASC 260, Earning per Share. FASB ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Income Taxes: We have adopted FASB ASC 740, Accounting for Income Taxes. Pursuant to FASB ASC 740, we are required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Results of Operations for years ended December 31, 2013 and 2012

The Company had revenues for the fiscal year ended December 31, 2013 of $0.00. Selling, general and administrative expenses for the year ended December 31, 2013 were $181,385 up from $35,418 the prior year due primarily to an increase in professional and consulting expenses related to increased activity by the Company.

The Company recognizes interest expense and amortization of debt discount associated with loan transactions which included conversion rights and warrants as described below (see “Financing Activities”) and the derivative liability associated therewith. The Company entered into two loan transactions totaling $200,000 in the year ended December 31, 2012 and a third loan transaction in the original principal amount of $500,000 during the year ended December 31, 2013. All three included conversion rights and warrants. These notes and their provisions resulted in an Interest expense of $3,480,876 for the year ended December 31, 2012 and of $10,914,205 for the year ended December 31, 2013, the increase being attributable to the third note added in the year ended December 31, 2013.

We charge the initial valuation of the conversion feature and warrants by offsetting the carrying value of the note up to the principal. Initial derivative values in excess of note principal are immediately charged to interest expense. Derivative valuation charged to interest expense was $10,909,438 in 2013 and $3,479,235 in 2012. Adding interest accrued during the year, the interest expense for the year ended December 31, 2012 was $3,480,876 and $10,914,205 for the year ended December 31, 2013.

On December 31, 2013 we conducted an impairment analysis of the carrying value of equity method investment in AFT. At the time of the analysis the total investment in AFT carried on the balance sheet consisted of the fair value of cash and common stock issued to acquire the 36.69% interest in AFT in the combined amount of $1,463,055 and advances of $214,500 in the form of notes to AFT. The total investment was reduced by the allocable portion of AFT’s 2013 loss of $306,849, bringing the net carrying value of AFT to $1,156,206.

In 2014 and 2015, we issued additional loans to AFT, primarily for working capital. From January 1, 2014 – December 31, 2014, we loaned AFT $589,500 in incremental amounts throughout the year. Similarly, from January 1, 2015 through the date of filing, we have loaned AFT $80,000. The total of all notes issued to AFT, including those issued in 2013, is $884,000 as of the date of this filing. The terms of the additional loans is the same as notes previously issued, 7% interest rate and one year maturity. As payments have become due for the notes issued in 2013 and early 2014, we have extended their maturity by one year.

The derivative and warrant liability at December 31, 2013 was $11,886,370, compared to $3,004,637 at December 31, 2012. The increase by $8,881,742 was due to the issuance of convertible notes and warrants in 2013.

Upon conversion of a note for $100,000 in 2012, the Company eliminated the derivative liability of $580,824 related to the underlying conversion feature and recognized a gain on the conversion of debt and derivative liability of $80,824. Upon conversion of a second note in the amount of $100,000 in 2013, the Company eliminated the derivative liability of $2,381,763 related to that underlying conversion feature and recognized a gain on the conversion of debt and derivative liability of $81,763 as measure by the fair value of the common stock at the date of conversion.

The initial derivative treatment of the convertible notes resulted in values in excess of the note. Therefore the notes were initially fully discounted. In 2013 we recognized $423,000 in initial discount and in 2012 we recognized $127,000 in initial discount. We amortize this discount to interest expense over the term of the notes. Amortization expense for 2013 and 2012 was $139,210 and $101,701, respectively.

The balance sheet date carrying value of convertible notes net of this discount is as follows:

	Dec 31, 2013	Dec 31, 2012
Outstanding note balances at December 31	$350,000	$27,000
Less unamortized discount	(309,089)	(25,299)
Carrying Value	$40,911	$1,701

Liquidity and Capital Resources

	Cash Flows Year Ended
	December 31, 2013	December 31, 2012

Net Cash Used by Operating Activities	(181,385)	$(30,719)
Net Cash Used by Investing Activities	(229,500)	(54,999)
Net Cash Generated by financing Activities	423,000	92,679
Cash Ending Balance	19,076	6,961

Net Cash Used by Operating Activities for the year ended December 31, 2013 was $181,385, up from $30,719 for the prior year, while Net Cash generated by financing activities for the year ended December 31, 2013 were $423,000, up from $92,679 the prior year.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

Off Balance Sheet Arrangements

The Company has no Off Balance Sheet Arrangements.

Financing Activities

The Company is currently pursuing the planning stage of its business plan with limited of cash outlays for operating expenses. Non cash contributions are being made by management and it would expect to continue at this rate of operation for more than 12 months without raising any additional capital. These non cash contributions include administrative services, office space, telephone, computer use and other ordinary and necessary business services involved in company operations. There are no written agreements in place to continue these contributions and the Company believes that it could continue its rate of operations for six months with or without further management contributions. The Company expects to accrue expenses related to these advances during 2014 until such time that they can be repaid.

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

On January 20, 2012, the Company entered into a loan agreement with Bio-Global Resources, Inc. for the amount of $100,000 due January 20, 2014 with interest at the rate of 2.95% per annum. On September 20, 2012 and November 5, 2012, the full principal of the note was converted into an aggregate of 100,000 common shares. In addition the Lender is received 200,000 warrants to purchase common shares at a price of $1.00 per share until November 12, 2014. Subsequent to the end of the reported period the Lender exercised all of its warrants received under this note.

On November 15, 2012, the Company entered into a Second Loan Agreement with Bio-Global Resources, Inc., a private unrelated company in the amount of $100,000 due November 15, 2014 with interest at the rate of 2.50% per annum. During that fiscal year, the Company had drawn down $27,000 of the Loan. Bio-Global Resources, Inc. was entitled to convert any amounts outstanding on the loan after 90 days from November 15, 2012 into the Company’s common stock at the rate of $.25 per share. In addition, to the extent funds are drawn against this Loan Agreement, Bio-Global Resources, Inc. is entitled to 200,000 warrants to purchase common shares at a price of $1.00 per share until November 15, 2014. Subsequent to the reported period the Company drew down the balance of the note and later the Lender converted all of the balance on the note to common shares and exercised the warrants included. In 2012, the Company issued 100,000 shares upon the conversion of the $100,000 note.

In order to provide for additional operations and for the expansion of existing operations, the Company during the reported period, entered into a Loan Agreement with Bio-Global Resources, Inc., a private unrelated company in the amount of $500,000 due July 19, 2015 with interest at the rate of 6.00% per annum. As of 12-31-13, the Company had drawn down $350,000 of the face amount of the Loan. Bio-Global Resources, Inc. is entitled to convert any amounts outstanding on the loan into the Company’s common stock at the rate of $0.25 per share. In addition, to the extent funds are drawn against this Loan Agreement, Bio-Global Resources, Inc. is entitled to 200,000 warrants to purchase common shares at a price of $3.00 per share until July 19, 2018. Subsequent to the reported period, the company drew down the balance of the loan and the lender later converted all of the balance to common shares. In addition the Lender has exercised warrants to purchase 75,000 shares. In 2013, the Company issued 400,000 shares upon the conversion of a note payable of $100,000. At the end of 2013, the net carrying value of the note was $40,911. The net carrying value equals the note balance of $350,000 at the end of 2013 minus the unamortized discount of $309,089. Subsequent to the reporting period, in 2014, the outstanding balance was converted to 2,000,000 shares of common stock.

During the Company’s fiscal quarter ending December 31, 2014 and the fiscal quarter ending March 31, 2015, the Company borrowed an additional $285,500 from Bio-Global Resources, a private unrelated company, for operating capital under three $100,000 Promissory Notes (NP#4, NP#5 and NP#6), which carried interest at the rate of 4% and were due and payable one year from the date of the notes (October 1, 2015, October 15, 2015 and December 1, 2015, respectively). These notes carried no conversion or warrant provisions.

In February 2015, the Company offered to settle $208,000 outstanding under Notes NP#4, NP#5 and NP#6, for 4,160 shares of the Company’s Series A Redeemable Convertible Preferred stock. As of the filing date, this offer remains outstanding.

Contractual Obligations

Amount	Due Less 1 year	Due 1-3 years	Due 3-5 years	Due More than 5 years

Promissory Note (1)	$0	$350,000	$0	$0

1. As of 12-31-13 the Company was obligated on a single convertible promissory note with a face amount of $500,000 and interest at the rate of 6% per annum, for $350,000 drawn as of that date. In 2014 the Company drew down the remaining $150,000 of the face amount of the note and later in 2014 the entire note was converted to common stock.

During the Company’s fiscal quarter ending December 31, 2014 and the fiscal quarter ending March 31, 2015, the Company borrowed an additional $285,500 from Bio-Global Resources, a private unrelated company, for operating capital under three $100,000 Promissory Notes (NP#4, NP#5 and NP#6), which carried interest at the rate of 4% and were due and payable one year from the date of the notes (October 1, 2015, October 15, 2015 and December 1, 2015, respectively). These notes carried no conversion or warrant provisions.

In February 2015, the Company and Bio-Global Resources agreed to settle $208,000 of the outstanding notes under Notes NP#4, NP#5 and NP#6, in exchange for issuing 4,160 shares of the Company’s Series A Redeemable Convertible Preferred stock to Bio-Global Resources.

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

Investing Activities

During the year ended 12-31-13 the Company made several loans, evidenced by promissory notes in the total amount $214,500 to Aqua Farming Tech, Inc. in which it has a 36.69% interest. These notes carried interest payable to the Company at the rate of 7% per annum and were payable one year from the date of the note. These notes have been renewed on a year to year basis.

Subsequently, in 2014 and 2015, we have issued to AFT additional loans primarily for working capital. From January 1, 2014 – December 31, 2014, we loaned AFT $589,500 in incremental amounts throughout the year. Similarly, from January 1, 2015 through the date of filing, we have loaned AFT $80,000. The total of all notes issued to AFT, including those issued in 2013, is $884,000 as of the date of this filing. The terms of the additional loans is the same as notes previously issued, 7% interest rate and one year maturity. As payments have become due for the notes, we have extended their maturity by one year.

Commitments and Capital Expenditures

The Company had no material commitments for capital expenditures as of December 31, 2013.

TERRY L. JOHNSON, CPA

406 Greyford Lane

Casselberry, Florida 32707

Phone 407-721-4753

Fax/Voice Message 866-813-3428

E-mail cpatlj@yahoo.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

New Global Energy, Inc.,

I have audited the accompanying balance sheets of New Global Energy, Inc. as of December 31, 2013 and 2012 and the statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2013 and 2012.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

Management’s Responsibility for Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United State of America; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

My responsibility is to express an opinion on these consolidated financial statements based on my audits.  I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.I believe that my audits provide a reasonable basis for my opinion.

Opinion

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Global Energy, Inc. as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States.

Emphasis of Matter

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has a minimum cash balance available for payment of ongoing operating expenses, has experienced losses from operations since inception, and it does not have a source of revenue sufficient to cover its operating costs.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Terry L. Johnson, CPA

Casselberry, Florida

March 24, 2015

ITEM 8. FINANCIAL STATEMENTS

New Global Energy, Inc.

Balance Sheets

	December 31, 2013	December 31, 2012

Assets
Current assets:
Cash	$19,076	$6,961
Interest receivable on short-term notes	4,060	0
Total current assets	23,136	6,961

Other assets:
Equity method investment	$1,156,206	54,999
Notes receivable	$214,500	0

Total Assets	$1,393,843	$61,960

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable-trade	$2,000	$2,000
Accrued expenses	8,908	4,141
Due to related parties	199	199
Derivative and warrant liability	11,886,379	3,004,637
Total current liabilities	11,897,486	3,010,977

Convertible note payable, net of discount	40,911	1,701
Total liabilities	11,938,397	3,012,678

Stockholders' Deficit:
Common stock-100,000,000 authorized $0.0001 par value 2,487,876 issued & outstanding (1,855,700 in 2012)	249	186
Additional paid-in capital	4,358,486	565,493
Accumulated deficit	(14,903,289)	(3,516,397)
Total stockholders' deficit	(10,544,554)	(2,950,718)

Total Liabilities & Stockholders' Deficit	$1,393,843	$61,960

See Summary of Significant Accounting Policies and Notes to Financial Statements.

New Global Energy, Inc.

Statements of Operations

	Year Ended December 31, 2013	Year Ended December 31, 2012

Revenue	$0	$0

Costs & Expenses:
General & administrative	181,385	35,418
Total Operating Costs & Expenses	181,385	35,418

Other (Gain) Expense:
Derivative and warrant fair market value (gain) charge	(68,933)	(20,774)
Interest expense	10,914,205	3,480,876
Amortization of debt discount	139,210	101,701
Interest income	(4,060)	0
Gain on conversion of debt	(81,763)	(80,824)
Net loss attributable to equity method investment	306,849	0

Total Other Expense	12,576,214	3,480,979

Loss from continuing operations before income taxes	(12,757,599)	(3,516,397)
Provision for income taxes	0	0
Net loss	$(11,386,891)	$(3,516,397)

Basic and diluted per share amounts:
Basic and diluted net loss	$(5.08)	$(1.98)
Weighted average shares outstanding (basic & diluted)	2,243,690	1,778,721

See Summary of Significant Accounting Policies and Notes to Financial Statements.

New Global Energy, Inc.

Statement of Cash Flows

	Year Ended December 31, 2013	Year Ended December 31, 2012

Cash flows from operating activities:
Net Loss	$(11,386,891)	$(3,516,397)
Adjustments required to reconcile net loss to cash used in operating activities:
Net loss attributable to equity method investment	306,849	0
Derivative valuation charge (gain)	(68,933)	(20,774)
Gain realized upon conversion of debt	(81,763)	(80,824)
Amortization of debt discount	139,210	101,701
Derivative based interest charge	10,909,438	3,479,235

Payables paid by related parties	0	199
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(4,060)	0
Increase (decrease) in accounts payable	0	2,000
Increase (decrease) in accrued expenses	4,767	4,141
Cash used by operating activities:	(181,385)	(30,719)

Cash flows from investing activities:
Equity investment	(15,000)	(54,999)
Advances made under notes receivable	(214,500)	0
Cash used in investing activities	(229,500)	(54,999)

Cash flows from financing activities:
Proceeds from issuance of common stock	0	30,250
Financing costs	0	(64,571)
Proceeds of convertible note advances	423,000	127,000
Cash generated by financing activities	423,000	92,679

Change in cash	12,115	6,961
Cash-beginning of period	6,961	0
Cash-end of period	$19,076	$6,961
Cash paid during the period for:
Interest	$0	$0
Income taxes	$0	$0
Supplemental Cash Flow Disclosure of non-cash investing and financing activities
Estimated fair market value of common stock issues pursuant to debt conversions	$2,400,000	$600,000
Derivative liability eliminated upon conversion of debt	$2,381,763	$580,824
Note principal converted to common stock	$100,000	$100,000

Common stock issue for equity investment	$1,393,056	$0
Debt discount recorded at issuance of convertible debt and warrants	$423,000	$127,000

See Summary of Significant Accounting Policies and Notes to Financial Statements.

New Global Energy, Inc.

Statement of Stockholders' Deficit

	Common Stock		Additional		Total Stockholders'
		Common	paid-in	Accumulated	Equity
	Shares	Stock	capital	Deficit	(Deficit)

Inception January 24, 2012	0	$0	$0	$0	$0
Stock issued to founders for cash	1,750,000	175	1,575		1,750
Stock issued for cash	5,700	1	28,499		28,500
Offering costs			(64,571)		(64,571)
Note and derivative liability converted to common stock	100,000	10	599,990		600,000
Net Loss	-	-	-	(3,516,397)	(3,516,397)
Balance at December 31, 2012	1,855,700	186	$565,493	$(3,516,397)	$(2,950,718)
Stock issued to acquire equity investment	232,176	23	1,393,033		1,393,056
Note and derivative liability converted to common stock	400,000	40	2,399,960		2,400,000
Net Loss	-	-	-	(11,386,891)	(11,386,891)
Balance at December 31, 2013	2,487,876	$249	$4,358,486	$(14,903,288)	$(10,544,554)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

NEW GLOBAL ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

Note 1. Nature of Operations, History and Presentation:

Background

New Global Energy, Inc. (“NGE” or the “Company”) was organized on January 24, 2012. NGE’s executive offices are located in Brevard County, Florida. The Company is focused on the development of its Global Energy Plantation (“GEP”) Platform which combines alternative energy production, sustainable agriculture and aquaculture. It anticipates the use of non-centralized power plants, primarily concentrated solar power (CSP), Jatropha based biofuels and aquaculture operations to produce power for its own use and to feed into the power grid serving local power needs while producing farm grown fish and shrimp as food products. Management has begun to execute this plan through the purchase of a noncontrolling interest in Aqua Farming Tech (AFT). The Company is in the process of raising additional equity capital to support the completion of its acquisition and development activities. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company.

Basis of Presentation

Going Concern: The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $14,903,289and $3,516,397 at December 31, 2013 and 2012, respectively, had a net loss of $11,386,891 and $3,516,397 for the fiscal years ended December 31, 2013 and 2012, respectively, and net cash used in operating activities of $181,385 and $30,719 for the fiscal years ended December 31, 2013 and 2012, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about our ability to continue as a going concern.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of public or private offerings. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Equity Investment:

The company accounts for its investment in Aqua Farming Tech, Inc. (AFT) using the equity method of accounting. The general requirement is that an investment (direct or indirect) of 20% or more of the voting stock of an investee should lead to a presumption that in the absence of evidence to the contrary an investor has the ability to exercise significant influence over an investee. New Global is not represented on the board of directors of AFT; does not participate in AFT’s policy making process and other than loans advanced to AFT, has no material intra-company transactions.

The company initially records an investment in the stock of an investee at cost, and adjusts the carrying amount of the investment to recognize its share of the earnings or losses of the investee after the date of acquisition. The amount of the adjustment is included in the determination of net income or (losses) by New Global, and such amount reflects adjustments similar to those made in preparing consolidated statements including adjustments to eliminate intercompany gains and losses, and to amortize, if appropriate, any difference between investor cost and underlying equity in net assets of the investee at the date of investment. The investment of an investor is also adjusted to reflect the investor's share of changes in the investee's capital. Dividends received from an investee reduce the carrying amount of the investment.

The carrying value of New Global’s equity investment in AFT at December 31, 2013 is as follows:

Initial investment at cost (36.69% of common stock)	$1,463,055
New Global's share of 2013 operating losses	(306,849)

Total carrying value at December 31, 2013	$1,156,206

Significant Accounting Policies

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.

Use of Estimates: The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions. Significant estimates included in the accompanying financial statements include judgments regarding the fair value of equity method investments; the valuation of equity based transactions; the valuation of derivative liabilities, value of allowances for note receivables and the valuation of deferred tax assets.

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of December 31, 2013 and 2012.

Property and Equipment: Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

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

We performed our annual impairment test related to the carrying value of the investment in AFT as of December 31, 2013, the end of our fiscal year. Although no significant adverse change in how the underlying assets are being used (primarily land, plant and equipment for use as a fish farm) nor were there any significant adverse changes in the physical condition of those assets, we concluded an impairment test was required due to AFT’s reporting of decreased sales, which resulted in current-period losses and decreased cash flow. The Company compared the value of AFT’s assets to its outstanding debt, then considered our former analysis of AFT’s long term potential, which we affirmed as unchanged, contingent on AFT’s ability to complete two years of financial audits, which we believe would allow us to move forward with an acquisition of a block of shares equaling approximately 62% of AFT’s outstanding shares, then positioning us to seek external investment capital for AFT, which we believe would allow us to bring AFT’s existing operations to capacity, expand capacity further, and introduce other products, and in the future, expand AFT’s geographic footprint. Our conclusion was that no impairment was required.

Notes Receivable: During the year ended December 31, 2013, the company loaned $214,500 to Aqua Farming Tech (AFT) a related party under a series of notes with principal and interest at 7% due one year from the date of each note. The Company has extended each note that has become due by one year. The Company recorded the notes receivable at the notes' net carrying value and management evaluates on an annual basis the collectability of the note. we extended each note that was due by one year.

Subsequently, in 2014 and the first two months of 2015, we issued additional loans to AFT, primarily for working capital. From January 1, 2014 – December 31, 2014, we loaned AFT $589,500 in incremental amounts throughout the year. Similarly, from January 1, 2015 through the date of filing, we have loaned AFT $80,000. The total of all notes issued to AFT, including those issued in 2013, is $884,000 as of the date of this filing. The terms of the additional loans is the same as notes previously issued, 7% interest rate and one year maturity. As payments have become due for the notes issued in 2014, we have extended their maturity by one year.

Stock Based Compensation: Stock-based awards are accounted for using the fair value method in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC) 718, Share-Based Payments. Our primary type of share-based compensation consists of stock and warrants. We use the Black-Scholes option pricing model in valuing warrants. The inputs for the valuation analysis of the warrants or options include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the exercise price of the warrants or options and the risk free interest rate. The Company had no stock based compensation as of December 31, 2013 and 2012.

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock: We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with FASB ASC 815, Accounting for Derivative Financial Instruments. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock. The Company evaluates stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of FASB ASC 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. In the case where convertible debt is converted within the original terms the general extinguishment model is followed under which fair value of the issuable shares is determined by the share price on the conversion date and any difference between the fair value of the derivative, the net book value of the debt and the fair value of the shares issuable at that date is recorded as a gain or loss. Financial instruments that are initially classified as equity that become subject to reclassification under FASB ASC 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised, expire or the related rights have been waived. These common stock purchase warrants do not trade in an active securities market. The Company estimates the fair value of these warrants using the Black-Scholes pricing model. The Company has recorded a derivative liability related to all warrants issued in connection with the three convertible debt instruments.

If a conversion feature of conventional convertible debt is not accounted for as a derivative instrument and provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount. The convertible debt is recorded net of the discount related to the BCF. The Company amortizes the discount to interest expense over the life of the debt using the straight-line method which approximates the effective interest rate method. The Company had no instruments that required recognition of a BCF in either fiscal years ended December 31, 2013 or 2012 as all convertible debt instruments required derivative accounting treatment.

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

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

The following table summarizes assets and liabilities remeasured at fair value on a recurring basis as of December 31, 2013 and 2012:

	December 31, 2013
Description of assets:	Level 1	Level 2	Level 3	Total
Equity Method Investment	$-	$-	$-	$-
Description of liabilities:
Derivatives	$-	$-	$11,886,379	$11,886,379

	December 31, 2012
Description of assets:	Level 1	Level 2	Level 3	Total
None	$-	$-	$-	$-
Description of liabilities:
Derivatives	$-	$-	$3,004,637	$3,004,637

Earnings per Common Share: We compute net income (loss) per share in accordance with FASB ASC 260, Earning per Share. FASB ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Income Taxes: We have adopted FASB ASC 740, Accounting for Income Taxes. Pursuant to FASB ASC 740, we are required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. FASB ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carryforwards. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

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

FASB ASC 740 which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

Uncertain Tax Positions

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of FASB ASC 740-10, Accounting for Uncertain Income Tax Positions, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2012. We are not under examination by any jurisdiction for any tax year. At December 31, 2013 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FASB ASC 740-10.

Recent Accounting Pronouncements

On June 10, 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-10 , which eliminates development stage reporting requirements under FASB ASC 915, as well as amends provisions of existing variable interest entity guidance under ASC 810. Additionally, the ASU indicates that the lack of commencement of principal operations represents a risk and uncertainty and, accordingly, is subject to the disclosure requirements of FASB ASC 275. As a result of the changes, existing development stage entity presentation and disclosure requirements are eliminated. The presentation and disclosure changes to FASB ASC 915 are effective for public entities for annual periods beginning after December 15, 2014, and the revisions to the consolidation standards are effective for annual periods beginning after December 15, 2015. The Company has adopted these provisions and enhanced disclosure of risks and uncertainties as required.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results and include disposals of a major geographic area, a major line of business, or a major equity method investment. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. Additionally, the new guidance requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company is currently evaluating the impact of this pronouncement.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern . The new standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The standard requires management to evaluate, for each reporting period, whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. We do not expect the adoption of the ASU to have a significant impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We are carefully evaluating our existing revenue recognition practices to determine whether any contracts in the scope of the guidance will be affected by the new requirements. The effects may include identifying performance obligations in existing arrangements, determining the transaction price and allocating the transaction price to each separate performance obligation. We will also establish practices to determine when a performance obligation has been satisfied, and recognize revenue in accordance with the new requirements. The new standard is effective for us on January 1, 2017. Early adoption is not permitted. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. We are currently evaluating the transition method that will be elected.

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

Recent Issuances:

2012

In January 2012 we issued 1,750,000 common shares to three individuals as founders in exchange for $1,750 in cash.

In connection with an offering of common stock the company issued 5,700 common shares in June, 2012 to approximately 50 individuals in exchange for $28,500 in cash. The costs of the offering were $64,571. In addition to the common shares, the subscribers also received 5,700 “A” warrants and 5,700 “B” warrants. The “A” warrants are exercisable at $5.50 per share and expired June 2013. The “B warrants are exercisable at $6.00 per share and expire June 2015.

The company issued 100,000 shares upon the conversion of the principal of a note payable for $100,000. The common shares issued in this conversion were valued at the fair value of $6.00 per share. See Note 3, NP #1, for a further discussion of the accounting for this conversion under the general extinguishment model.

2013

In April 2013 we issued 232,176 shares of common stock valued at the fair value of $6.00 per share, with an aggregate value of $1,393,056 for the acquisition of approximately 35.19% of Aqua Farming Tech (AFT) common stock (see note 5).

In June 2013 we issued 400,000 shares upon the conversion of a note payable for $100,000. The common shares issued in this conversion were valued at $6.00 per share. See Note 3, NP #2, for a further discussion of the accounting for this conversion under the general extinguishment model.

2015

In February 2015 we issued 4,160 shares of the Company’s Series A Redeemable Convertible Preferred stock to Bio-Global Resources to settle $208,000 of outstanding notes that were drawn upon in the three month periods ending December 31, 2104 and March 31, 2015.

Stock Options

There are no employee or non-employee options grants.

Warrants

In conjunction with the June 2012 common stock offering, a total of 5,700 Class “A” Warrants and 5,700 Class “B” Warrants were issued to the individuals who purchased a unit. The A warrants are exercisable at $5.50 per share. The B warrants are exercisable at $6,00 per share. The A warrants have an exercise term of 1 year while the B warrants have a term of 3 years within which to exercise. Either series may be redeemed by the Company at $0.10 per warrant if the average mean bid and asked prices per share have been at least $7.50 on each of the 20 consecutive trading days ending on the third day before notice. The stock price criteria was met in three different periods of time during 2013, however the Company did not opt to redeem the warrants.

In conjunction with the issuance of the three convertible notes payable (see Note 3), a total of 600,000 detachable warrants were issued with exercise prices ranging from $1.00 to $3.00 per share, all for a term of 3 years from the date of issue. The exercise price of these warrants is to be adjusted in the event that the Company issues or sells any shares of common stock, options, warrants or any convertible instruments (other than exempted issuances) at an effective price per share which is less than the exercise price of these warrants. Accordingly, in accordance with FASB ASC 815, the Company has accounted for these warrants as derivative liabilities (See Note 4).

Preferred Stock

Effective January 22, 2015, the Company designated 25,000 shares of the Company’s Preferred Stock as “Series A Redeemable Convertible Preferred Stock”.

The following table summarizes common stock warrants issued and outstanding:

	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at January 1, 2012	-	-	-	-
Granted	411,400	1.13	2,002,850	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-

Outstanding at December 31, 2012	411,400	$1.13	$2,002,850	2.45
				-
Granted	200,000	3.00	600,000	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(5,700)	5.50	2,850	-
Outstanding at December 31, 2013	605,700	$1.71	$2,600,000	1.83

Warrants exercisable at December 31, 2013:

Exercise prices	Number of shares	Weighted average remaining life (years)	Exercisable number of shares
$1.00	400,000	1.47	400,000
$3.00	200,000	2.55	200,000
$6.00	5,700	1.42	5,700

Note 3. Convertible Long-Term Debt:

During 2012, we issued two convertible promissory notes totaling $200,000 (NP#1 and NP#2). During 2013 we issued one convertible promissory note for $500,000 (NP# 3). Each of the three notes was issued with warrants and contains both standard dilution (i.e. dividends, stock splits and mergers) and non-standard dilution (price protection) clauses. Pursuant to the terms of the notes, both the exercise price of the warrants and the conversion price of the notes will be reset (“Down Round Provision”) in the event the company issues shares, convertible securities, options or warrants entitling the recipient to subscribe for or purchase shares at a price per share less than the fixed conversion or exercise price then in effect. Accordingly, management determined that the embedded conversion feature should be treated as a derivative and warrants should be treated as a liability (see discussion of this determination and resulting valuations and accounting for derivatives in Note 4).

NP# 1-for up to $100,000, was issued January 25, 2012, bears interest at 2.95% per annum until paid or converted and matures January 25, 2014. The note allows for incremental draws in order to meet future working capital demands. Any or all of the outstanding balance of the note may be converted at the option of the holder at any time into common stock of the company at an initial conversion price of $1.00 per share. The note was issued with 200,000 detachable warrants that allow the holder to purchase up to a like amount of common stock at an initial exercise prices of $1.00. The warrants carry a three year exercise period that expires January 25, 2015. During 2012, upon of issuance of the convertible notes, the Company bifurcated the embedded conversion feature and recorded a derivative liability of $583,769 (the estimated fair market value at the date of grant based on the Black Scholes pricing model) on the convertible notes, $100,000 of which was allocated as debt discount up to the original note principal, and the remainder of $483,769 was charged as interest expense at the date of issuance. At the same time, the Company recorded a warrant liability of $1,190,288 (the estimated fair market value at the date of grant based on the Black Scholes pricing model) on the associated warrants issued, which was offset to interest expense at that date.

In September 2012, in accordance with the original terms of the note, at the option of the note holder, $75,000 of the balance of this note was converted at $1.00 per share into 75,000 shares of common stock. At the date of conversion, the entire derivative liability associated with the bifurcated conversion feature of NP #1 was marked-to-market, resulting in an increase of $3,090; to a total derivative liability of $586,859. The $3,090 change was recorded as a derivative valuation charge in the Statement of Operations. In accordance with accounting guidance over debt extinguishment, the Company followed the general extinguishment model and recorded a gain on extinguishment of debt and the derivative liability in the amount of $65,144, resulting from the removal of the $25,000 net book value of the note principal converted ($75,000 gross principal less $50,000 of unamortized debt discount) and elimination of the 75% proportionate share of the derivative liability, or $440,144, offset by the addition of the value of the 75,000 shares of common stock issued at their fair value at the date of conversion, estimated at $450,000 (based on the estimated fair market price of $6.00 per share). The proportionate amount of the unamortized remainder of the original debt discount of $50,000 was written off to interest expense at the date of conversion.

In November 2012, in accordance with the original terms of the note, at the option of the note holder, the $25,000 remaining balance of this note was converted at $1.00 per share into 25,000 shares of common stock. At the date of conversion, the remaining derivative liability associated with the bifurcated conversion feature of NP #1 was marked-to-market, resulting in a decrease of $6,035, to a total derivative liability of $140,680. The $6,035 change was recorded as a derivative valuation gain in the Statement of Operations. In accordance with accounting guidance over debt extinguishment, the Company followed the general extinguishment model and recorded a gain on extinguishment of debt and the derivative liability in the amount of $15,680, resulting from the removal of the $10,416 net book value of the note principal converted ($25,000 gross principal less $14,584 of unamortized debt discount) and elimination of the remaining derivative liability of $140,680, offset by the addition of the value of the 25,000 shares of common stock issued at their fair value at the date of conversion, estimated at $150,000 (based on the estimated fair market price of $6.00 per share). The proportionate amount of the unamortized remainder of the original debt discount of $14,584 was written off to interest expense at the date of conversion.

NP# 2-for up to $100,000, was issued November 15, 2012, bears interest at 2.50% per annum until paid or converted and matures November 15, 2014. The note allows for incremental draws in order to meet future working capital demands. Any or all of the outstanding balance of the note may be converted at the option of the holder at any time into common stock of the company at an initial conversion price of $0.25 per share. The note was issued with 200,000 detachable warrants that allow the holder to purchase up to a like amount of common stock at an initial exercise prices of $1.00. The warrants carry a three year exercise period that expires November 15, 2015. During 2012, upon of issuance of $27,000 of the convertible notes, the Company bifurcated the embedded conversion feature and recorded a derivative liability of $641,902 (the estimated fair market value at the date of grant based on the Black Scholes pricing model) on the convertible notes, $27,000 of which was allocated as debt discount up to the original note principal, and the remainder of $614,902 was charged as interest expense at the date of issuance. During 2013, upon of issuance of an additional $73,000 of the convertible notes, the Company bifurcated the embedded conversion feature and recorded a derivative liability of $1,786,315 (the estimated fair market value at the date of grant based on the Black Scholes pricing model) on the convertible notes, $73,000 of which was allocated as debt discount up to the original note principal, and the remainder of $1,713,315 was charged as interest expense at the date of issuance. During 2012, at the inception of the original note facility, the Company recorded a warrant liability of $1,190,276 on the associated warrants issued (the estimated fair market value at the date of grant based on the Black Scholes pricing model), which was offset to interest expense at that date.

On June 19, 2013, in accordance with the original terms of the note, at the option of the note holder, the $100,000 balance of this note was converted at $0.25 per share into 400,000 shares of common stock. At the date of conversion, the entire derivative liability associated with the bifurcated conversion feature of NP #2 was marked-to-market, resulting in an increase of $45,311, to a total derivative liability of $2,381,763. The $45,311 change was recorded as a derivative valuation charge in the Statement of Operations. In accordance with accounting guidance over debt extinguishment, the Company followed the general extinguishment model and recorded a gain on extinguishment of debt and the derivative liability in the amount of $81,763, resulting from the removal of the $9,000 net book value of the note principal converted ($100,000 gross principal less $91,000 of unamortized debt discount) and elimination of the derivative liability of $2,381,763, offset by the addition of the value of the 400,000 shares of common stock issued at their fair value at the date of conversion, estimated at $2,400,000 (based on the estimated fair market price of $6.00 per share). The proportionate amount of the unamortized remainder of the original debt discount of $91,000 was written off to interest expense at the date of conversion.

NP# 3-for up to $500,000, was issued July 19, 2013, bears interest at 6.0% per annum until paid or converted and matures July 19, 2015. The note allows for incremental draws in order to meet future working capital demands. Any or all of the outstanding balance of the note may be converted at the option of the holder at any time into common stock of the company at an initial conversion price of $0.25 per share. The note was issued with 200,000 detachable warrants that allow the holder to purchase up to a like amount of common stock at an initial exercise prices of $3.00. The warrants carry a three year exercise period that expires July 19, 2016. At December 31, 2013 the company had drawn down $350,000 and had unused credit of $150,000. During 2013, upon of issuance of the convertible notes, the Company bifurcated the embedded conversion feature and recorded a derivative liability of $8,351,051 (the estimated fair market value at the date of grant based on the Black Scholes pricing model) on the convertible notes, $350,000 of which was allocated as debt discount up to the original note principal, and the remainder of $8,001,051 was charged as interest expense at the date of issuance. At the same time, the Company recorded a warrant liability of $1,195,072 on the associated warrants issued (the estimated fair market value at the date of grant based on the Black Scholes pricing model), which was offset to interest expense at that date.

The notes are similar and contain customary negative covenants for loans of this type, including limitations on the Company’s ability to declare dividends, repurchase stock or warrants, make loans and investments in excess of $100,000, dispose of assets and enter into mergers and acquisition transactions. Events of default under the notes are described below and include breaches of the Company’s obligations under the notes and other agreements relating to the transaction. Upon an event of default, all outstanding principal plus all accrued and unpaid interest become immediately due and payable. As of December 31, 2013, the Company is not in default on any of its debt covenants.

Possible events constituting default are as follows:

•	Failure to pay upon demand
•	Incur a judgment greater than $50,000
•	Make an assignment for the benefit of creditors
•	Bankruptcy or Insolvency
•	Any merger, liquidation, dissolution or winding up of business unless any successor expressly assumes the obligation

A summary of the notes and activity is as follows:

	NP# 1	NP# 2	NP# 3
Issuance Date	01/25/12	11/15/12	07/19/13
Maturity Date	01/25/14	11/15/14	07/19/15
Interest rate	2.95%	2.50%	6.00%
Balance at January 24, 2012 (inception)	$0	$0	$0
Advances	100,000	27,000	-
Conversion to common stock	(100,000)	-	-
Balance at December 31, 2012	-	27,000	-
Advances	-	73,000	350,000
Conversion to common stock	-	(100,000)	-
Balance at December 31, 2013	$0	$0	$350,000

At December 31, 2013 and 2012 the Company has recognized $6,408 and $1,641, respectively, in accrued interest expense related to the convertible notes.

Initially, all the notes were fully discounted as a result of the bifurcation of the embedded derivative. The notes are carried net of any unamortized discount. The discount is amortized to interest expense over the remaining term of the notes using the straight-line method. Such amortization resulted in $139,210 and $101,701 being charged to interest expense in 2013 and 2012, respectively. The following represents the activity related to debt discounts recorded on convertible notes payable:

	NP #1	NP #2	NP #3
Balance at January 24, 2012 (inception)	$-	$-	$-
Discount recorded at issuance	100,000	27,000	-
Scheduled amortization	(35,416)	(1,701)	-
Immediate recognition at conversion of underlying note	(65,484)	-	-
Balance at December 31, 2012	-	25,299	-
Discount recorded at issuance	-	73,000	350,000
Scheduled amortization	-	(7,299)	(40,911)
Immediate recognition at conversion of underlying note	-	(91,000)	-
Balance at December 31, 2013	$-	$-	$309,089

The balance sheet date carrying value of convertible notes is as follows:

	Dec 31, 2013	Dec 31, 2012
Outstanding note balances	$350,000	$27,000
Less unamortized discount	(309,089)	(25,299)
Carrying Value	$40,911	$1,701

The remaining carrying value at December 31, 2013 is entirely related to the principal of NP #3, net of the unamortized debt discount. The original maturity of NP #3 was in 2015 however this balance, and an incremental $150.000 issued under this note payable in 2014, was converted in full to common shares during 2014. See further discussion in Note 8.

Note 4. Derivative and Warrant Liabilities

Embedded Conversion Feature

To properly account for the convertible notes payable discussed in Note 3, the Company performed a detailed analysis to obtain a thorough understanding of the transaction. The Company reviewed FASB ASC 815, to identify whether any equity-linked features in the notes are freestanding or embedded. The notes were then analyzed in accordance with FASB ASC ASC 815 to determine if the embedded conversion feature should be bifurcated and accounted for at fair value and remeasured at fair value in income. The Company determined that the embedded conversion feature met the requirements for bifurcation pursuant to FASB ASC 815 due to the “Down Round Provision” and therefore accounted for the embedded conversion features of the notes as derivative liabilities. Changes in fair value of the derivative financial instruments are recognized in the Company’s statement of operations as a derivative valuation gain or loss.

The calculated value of the embedded conversion feature resulted in a value greater than the value of the debt and as such, the total discount was limited to the original value of the related note principal. The convertible debt is recorded net of the discount. Any excess value of the initial derivative liability over the discount amount was charged to interest expense at the date of the notes’ inception.

Warrants

The current and previous convertible debt was issued with an aggregate of 600,000 detachable warrants to purchase the Company’s common stock. Each warrant entitles the holder to purchase one share at prices ranging from $1.00 to $3.00 and they expire at various dates in 2016.The exercise price of these warrants and the conversion rate of the debt is to be adjusted in the event that the Company issues or sells any shares of common stock, options, warrants or any convertible instruments (other than exempted issuances) at an effective price per share which is less than the exercise price of these warrants. Accordingly, in accordance with FASB ASC 815, the Company has accounted for these warrants as liabilities.

The Company values its warrant derivatives and simple conversion option derivatives using the Black-Scholes option-pricing model. Assumptions used include:

•	risk-free interest rate- 0.15%-.0.36%
•	warrant life is the remaining contractual life of the warrants,
•	expected volatility-319% to 334%,
•	expected dividends-none
•	exercise prices as set forth in the agreements,
•	common stock price of the underlying share on the valuation date, and
•	number of shares to be issued if the instrument is converted

The aggregate fair value of the warrants and the conversion feature was determined to be $3,542,005 and $8,344,374, respectively, at December 31, 2013. The following table summarizes the changes in the derivative liabilities for 2012 and 2013 and as of December 31 of each year:

	Warrants	Conversion Feature	Totals
Fair value at January 1, 2012	$-	$-	$-
Initial fair value – issuance of NP #1 and warrants	1,190,288	583,769	1,774,057
Initial fair value – issuance of NP #2 and warrants	1,190,276	641,902	1,832,178
Adjustments to fair value at dates of conversion – NP #1	-	(2,945)	(2,945)
Conversion – NP #1	0	(580,824)	(580,824)
Adjustment to fair value at December 31, 2012	(16,686)	(1,143)	(17,829)
Fair value at December 31, 2012	2,363,878	640,759	3,004,637
Initial fair value – incremental issuance of NP #2	-	1,786,315	1,786,315
Initial fair value – issuance of NP #3 and warrants	1,195,072	8,351,051	9,546,123
Adjustments to fair value at date of conversion – NP #2	-	(45,311)	(45,311)
Conversion – NP #2	-	(2,381,763)	(2,381,763)
Adjustment to fair value at December 31, 2013	(16,945)	(6,677)	(23,622)
Fair value at December 31, 2013	3,542,005	8,344,374	11,886,379

Upon conversion of NP #1 in 2012, the Company eliminated the remainder of the derivative liability related to that conversion feature and recognized a gain on the conversion of debt and derivative liability of $80,824. Upon conversion of NP #2 in 2013, the Company eliminated the remainder of the derivative liability related to that conversion feature and recognized a gain on the conversion of debt and derivative liability of $81,763.

Note 5. Acquisition of Equity interest in Aqua Farming Tech, Inc. (AFT):

As of May 20, 2013, the Company had completed incremental acquisitions totaling 30.74% of Aqua Farming Tech, Inc. (“AFT”) from unrelated parties. By the end of the year, the Company had completed additional incremental acquisitions from unrelated parties bringing its total ownership to 36.69%. In July of 2013 the Company, with the issuance of an additional 382,099 shares of New Global common agreed to acquire 764,199 more shares of AFT common, giving us a total of 90.5% of Aqua Farming Tech, Inc. (AFT). The increase in ownership to 90% would have required AFT to be included as a consolidated subsidiary as of that date. However, this acquisition was based upon the ability of AFT to timely deliver audited financial statements. When it became apparent that such statements would not be forthcoming, the Company rescinded the acquisition of the controlling interest in AFT based upon the failure of AFT to produce audited statements by December 31, 3013, leaving the Company with a 36.69% minority interest in AFT at year end. The Company currently owns a 36.69% unconsolidated investment interest in AFT. We do not hold any seat on the Board of Directors of AFT nor is there any actual management or control of AFT by the Company. Subsequently, we have maintained discussions with an unrelated party that holds approximately 62% of AFT’s shares as we remain interested in completing this purchase, subject to the terms previously negotiated, and subject to the completion of AFT’s audit.

The Company advanced $214,500 to AFT in the form of a series of promissory notes The notes bear interest at 7% and are due one year from the date of issuance. As the notes became due in 2013, and subsequently in 2014, we have extended their maturity by one year.

Subsequently, in 2014 and the first two months of 2015, we have issued additional notes to AFT. From January 1, 2014 through December 31, 2014, we issued $589,500 in incremental amounts throughout the year. Similarly, from January 1, 2015 through the date of filing, we issued to AFT a total of $80,000. The total of all notes issued to AFT, including those issued in 2013, is $884,000 as of the date of this filing. The terms of the additional notes is the same as the notes previously issued: 7% interest rate and one year maturity. As payments have become due for the notes issued in 2014, we have extended their maturity by one year.

The company evaluated potential consolidation under FASB ASC 810 “Variable Interest Entities”. The company concluded that AFT qualifies as a VIE and does not meet any scope exceptions. Management has concluded, however, that upon evaluation of criteria such as equity ownership, absorption of future losses and lack of ability to direct and control certain aspects of AFT’s operations the company is not the primary beneficiary as of December 31, 2013 and is not required to consolidate or combine the financial statements of AFT for fiscal year 2013. Subsequently, we will reevaluate the need to consolidate AFT’s financials for the year ending 2014.

We performed our annual impairment test related to the carrying value of the investment in AFT as of December 31, 2013, the end of our fiscal year. Although no significant adverse change in how the underlying assets are being used (primarily land, plant and equipment for use as a fish farm) nor were there any significant adverse changes in the physical condition of those assets, we concluded an impairment test was required due to AFT’s reporting of lower than expected sales, which resulted in current-period losses and lower than expected cash flow. The Company compared the value of AFT’s assets to its outstanding debt, then considered our former analysis of AFT’s long term potential, which we affirmed as unchanged, contingent on AFT’s ability to complete two years of financial audits, which we believe would allow us to move forward with an acquisition of a block of shares equaling approximately 62% of AFT’s outstanding shares, then position us to seek external investment capital for AFT, which we believe would allow us to bring AFT’s existing operations to capacity, expand capacity further and introduce additional aquaculture products, and in the future, expand AFT’s geographic footprint.

Summary Financial Data for Aqua Farming Tech, Inc. (AFT)

The following table provides summary financial data for AFT for the year ended December 31, 2013

AFT Summarized Balance Sheet as of December 31, 2013

Assets
Current Assets	$50,068
Non-Current Assets	$584,236
Total Assets	$634,304

Liabilities and Equity
Current Liabilities	$193,664
Non-Current Liabilities	$1,786,659
Total Liabilities	$1,980,323

Net Equity	$(1,346,019)
Total Liabilities and Equity	$634,304

AFT Summarized Statement of Operations for the Period Ending December 31, 2013
Revenue	$239,100
Gross Profit (Loss)	$(186,421)
Income (Loss) from Continuing Operations	$(988,810)
Net Income (Loss)	$(988,810)

Redeemable Stock and Non-Controlling Interests
Redeemable stock	0
Non-Controlling interests	0

Note 6. Income Taxes:

The provision for income taxes for the periods ended December 31, 2013 and 2012 assumes a 34% effective tax rate for federal income taxes. The company has no state tax liability.

	December 31,
	2013	2012
Currently payable:
Federal	$0	$0
Taxable income-Federal	$0	$0

State	$0	$0
Taxable income-State	$0	$0
Total currently payable	$0	$0

Tax Rate Reconciliation Table

	December 31,
	2013	2012

U.S. Statutory Rate	34%	34%
Less valuation allowance	-34%	-34%
Effective Tax Rate	0%	0%

The company has deferred tax assets at December 31, 2013 and 2012 as follows:

	Dec 31, 2013	Dec 31, 2012
Individual components giving rise to the deferred tax assets are as follows:
Future tax benefit arising from net operating loss carryovers	$5,067,118	$12,993
Less valuation allowance	(5,067,118)	(12,993)
Net deferred	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the fiscal years ended December 31, 2013 and 2012, respectively, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

 At December 31, 2013, the Company had approximately $15,000,000 in Federal and State tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in 2032. Pursuant to Internal Revenue Code Section 382, the future utilization of our net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

In the normal course of business, the Company’s income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740-10-15. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the company’s financial position. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2013, tax year 2012 remains open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

Note 7. Earnings Per Share:

	Fiscal Years December 31,
	2013	2012

Net loss attributable to common shareholders	$(11,386,891)	$(3,516,397)

Basic weighted average outstanding shares of common stock	2,243,690	1,778,721
Dilutive effect of options and warrants	-	-
Diluted weighted average common stock and common stock equivalents	2,243,690	1,778,721

Earnings (loss) per share:
Basic and diluted	$(5.08)	$(1.98)

Note 8. Contractual Obligations:

The Company does not have any obligations for real property nor any ongoing contractual obligations. The Company does not have any employees and consultants are retained on an as needed basis.

Note 9. Lawsuits and Litigation:

In the ordinary course of business, we may from time to time be involved in pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. Currently, there are no pending or threatened lawsuits against us.

Note 10. Subsequent Events:

During 2014, the Company borrowed an incremental $150,000 under NP#3 (see Note 3). The total outstanding borrowings at that point was $500,000 under NP#3, which was subsequently converted into shares of 2,000,000 shares of common stock in accordance with the original terms of the note. The Company amended its articles of incorporation authorizing 20,000,000 shares of preferred stock subject to designation of preferences. The Company issued 2,000,000 common shares for conversion and satisfaction of a promissory note (NP#3), 475,000 shares for the exercise of warrants and 450,000 common shares for the payment of services. The Company issued common shares for the purchase of assets including: 1,250,043 shares for a 43.66% Net Revenue Interest in and to the net revenues from aquaculture operations; 1,529,412 common shares for a 27.35% Net Revenue Interest in aquaculture operations and a 7.6% interest in and to a Farm and Crop Lease, and 4,871,750 common shares for a 91.56% interest in and to a Farm and Crop Lease.

During the Company’s fiscal quarter ending December 31, 2014 and the fiscal quarter ending March 31, 2015, the Company borrowed an additional $285,500 for operating capital from Bio-Global Resources, a private unrelated company, under three $100,000 Promissory Notes (NP#4, NP#5 and NP#6), which carried interest at the rate of 4% and were due and payable one year from the date of the notes (October 1, 2015, October 15, 2015 and December 1, 2015, respectively). These notes carried no conversion or warrant provisions.

In February 2015, the Company and Bio-Global Resources agreed to settle $208,000 of the outstanding notes under Notes NP#4, NP#5 and NP#6, in exchange for issuing 4,160 shares of the Company’s Series A Redeemable Convertible Preferred stock to Bio-Global Resources.

From January 1 2014 – December 31, 2014, we loaned $589,500 in incremental amounts to Aqua Farming Tech, Inc. (AFT) throughout the year. Similarly, from January 1, 2015 through the date of filing, we loaned AFT $80,000. The total of notes issued to AFT is $884,000 as of the date of this filing. The terms of the additional loans is the same as notes previously issued, 7% interest rate and one year maturity. As payments have become due for notes issued, we have extended their maturity by one year.

Effective January 20, 2014, the Company authorized 20,000,000 shares of preferred stock subject to designation of preferences, special rights, restrictions and/or other rights and qualifications to be set by the Board of Directors.

Effective January 22, 2015, the Company designated 25,000 shares of the Company’s Preferred Stock as “Series A Redeemable Convertible Preferred Stock”.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. INTERNAL CONTROLS AND PROCEDURES.

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

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control -- Integrated Framework. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of December 31, 2013 due to the following: Company's disclosure controls and procedures were not effective as of December 31, 2013 due to the lack of sufficient personnel to assure segregation of duties and the lack of a GAAP accounting professional on staff. As a result, we did not adequately test whether our financial activity level controls or our information technology general controls were operating sufficiently to identify a deficiency, or combination of deficiencies, that may result in a reasonable possibility that a material misstatement of the financial statements would not be prevented or detected on a timely basis. In addition, we did not properly evaluate the accounting and valuation for certain convertible debt and the equity linked instruments embedded within convertible debt. Furthermore, we did not properly evaluate the requirement to provide summary financial data of our significant equity method investee. While Management has reviewed the financial statements and underlying information included in this Annual Report on Form 10-K in detail and believes the procedures performed are adequate to fairly present our financial position, results of operations and cash flows for the periods presented in all material respects, the deficiency in accounting personnel that existed in fiscal 2013 could have led to an error in the original accounting of the estimated fair market value of certain equity instruments.

Remediation of Material Weaknesses.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5), or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. While management believes that the Company’s financial statements previously filed in the Company’s SEC reports have been properly recorded and disclosed in accordance with US GAAP, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

•	We plan to obtain and hire additional accounting personnel, and continue to enhance our internal finance and accounting organizational structure.

•	We may hire a third party consultant who has the required background and experience in accounting principles generally accepted in the United States of America and with SEC rules and regulations.

•	We are in the process of further enhancing the supervisory procedures to include additional levels of analysis and quality control reviews within the accounting and financial reporting functions.

•

We are in the process of strengthening our internal policies and enhancing our processes for ensuring consistent treatment and recording of reserve estimates and that validation of our conclusions regarding significant accounting policies and their application to our business transactions are carried out by personnel with an appropriate level of accounting knowledge, experience and training.

While we have not yet remediated these material weaknesses, we will continue our remediation efforts during fiscal 2015.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to such attestation pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this Annual Report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

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

Code of Ethics. The Company had not adopted a Code of Ethics applicable to its principal executive, financial, and accounting officers and persons performing similar functions as of December 31, 2013. Subsequently, on January 20, 2014, the Company adopted a Code of Ethics and the Board of Directors was given authority and discretion to implement the Code of Ethics.

Compensation Committee. The Company does not have a compensation committee. The company’s Directors serve as its audit committee.

There was no director compensation paid during the fiscal year.

Lack of Independent Directors. The Company’s Directors are not independent Directors as that term is defined in section 803 of the listing standards of the NYSE AMEX. No Director is a “financial expert” as that term is defined in the regulations of the Securities and Exchange Commission.

Note 11. Certain Relationships and Related Transactions

During the years ended December 31, 2013 and 2012, the Company paid related parties for the following expenses:

	Consulting Fees
	Years Ending
	December 31,	December 31,
Related Party	2013	2012

Perry Douglas West Chartered	$107,000	$53,200

Perry Douglas West Chartered is wholly owned by Perry D. West, who serves as President, CEO and Chairman of the Company.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the chief executive officer of the Company, December 31, 2013 and 2012:

		Summary Compensation Table
		Annual Compensation			Payouts
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation	Underlying Options	All Other Compensation
Perry D. West, President/CEO	2013*	0	0	0	0	0

*Mr. West received separate attorneys fees for legal work performed for the Company during the year.

Options/Stock Appreciation Rights:

There were no stock options and stock appreciation rights ("SARs") granted to executive officers during the fiscal year ended December 31, 2013 (since inception).

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

Compensation Committee Interlocks and Insider Participation. The Company’s Directors act as its compensation committee. During the year ended December 31, 2013, none of the Company’s officers was a Director of another entity, which other entity had one of its executive officers serving as one of the Company’s Directors.

Compensation of Directors During Year Ended December 31, 2013. The Company does not compensate its Directors for acting as such.

Long-Term Incentive Plans. The Company does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans.

Employee Pension, Profit Sharing or other Retirement Plans. The Company does not have a defined benefit, pension, nor profit sharing plan, nor does it offer a 401(k) plan.

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

Name of beneficial owner	Status	Shares Beneficially Owned	Percentage of Class

Perry D. West	Director, President and CEO	1,000,000	44.62%
Diversified Equities, Inc.	5% Shareholder	468,173	20.8%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Directors

Perry D. West	Director, Chairman, President and CEO

Bio-Global Resources, Inc.	Related person

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

 (see Financing Activities in Management’s Discussion and Analysis)

ITEM 14. PRINCIPAL ACCOUNTANT FEEES AND SERVICES

(1) Audit Fees: The Company’s principal accountant has billed for Audit services $19,375 for the Year ended 2013 and $10,000 for 2012.

(2) Audit Related Fees:

None

(3) Tax Fees:

None

(4) All Other Fees:

None

PART IV - OTHER INFORMATION

ITEM 15. Exhibits, Financial Statement Schedules.

a) Exhibits

3.1	Articles of Incorporation. (Incorporated by reference-S-1 Registration)
3.2	By Laws (Incorporated by reference-S-1 Registration)
4.1	Class A Warrant Certificate (Incorporated by reference-S-1 Registration)
4.1	Class B Warrant Certificate (Incorporated by reference-S-1 Registration)
5.1	Opinion of Legality (Incorporated by reference-S-1 Registration)
10.1	Convertible Promissory Note with Warrants (Incorporated by reference-S-1 Registration)
10.2	Legal Services Agreement (Incorporated by reference-S-1 Registration)
23	Consents of Experts and Counsel
23.1.2	Hartley Moore Accountancy Corporation
31.1.2	Section 302 Certification By Chief Executive Officer and Principal Financial Officer
32.1.2	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW GLOBAL ENERGY, INC.

Dated: March 25, 2015	By:	/s/ Perry D. West
Perry D. West
CEO and Director

