Form 10-Q/A
period 2014-03-31
New Global Energy, Inc.
filed 2015-04-01
CIK 1543083

SECURITIESAND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒ QUARTERLY REPORT PURSUANTTO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Address of principal executive office)

(307) 633-9192
(Issuer's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirement for at least the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes    ☐ No

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, par value $.0001 per share 13,524,305 outstanding shares as of February 18, 2015.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment”) is being filed to amend our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 (the “Form 10-Q”), initially filed with the Securities and Exchange Commission on May 21, 2014, to correct certain derivative calculations for the Quarter ended 3-31-14 and to change the treatment of the Company’s interest in Aqua Farming Tech, Inc. from “Discontinued Operations” to “Interest in an unconsolidated subsidiary” and incorporate those changes into the text and the Management Discussion and Analysis.

Other than the aforementioned and certain minor punctuation and typographical corrections not referenced above, no other material changes have been made to the Form 10-Q. This Amendment 1 speaks as of the original filing date of the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Form 10-Q, have been amended, restated and re-executed as of the date of this Amendment and are included as Exhibits 31.2 and 32.2 hereto.

2

NEW GLOBAL ENERGY, INC.

ITEM 1. FINANCIAL STATEMENTS

New Global Energy, Inc.
Balance Sheets

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current assets
Cash	$15,329	$19,076
Interest receivable on short-term notes	8,979	4,060
Total current assets	24,308	23,136

Other assets:
Equity method investment-AFT	1,122,402	1,156,206
Notes receivable-AFT	349,500	214,500

Total Assets	$1,496,209	$1,393,842

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$2,000	$2,000
Accrued expenses	15,538	8,907
Due to related parties	199	199
Derivative liability	14,612,379	11,886,379
Total current liabilities	14,630,117	11,897,485

Convertible note payable, net of discount	50,772	40,911
Total liabilities	14,680,888	11,938,396

Stockholders' Deficiency:
Preferred stock	0	0
Common stock-100,000,000 authorized $0.0001 par value 2,976,936 issued & outstanding (2,487,876 in December)	298	249
Additional paid-in capital	8,231,183	4,358,486
Accumulated deficit	(21,416,160)	(14,903,289)
Total Stockholders' Deficiency	(13,184,679)	(10,544,554)

Total Liabilities & Stockholders' Deficiency	$1,496,209	$1,393,842

See notes to unaudited interim financial statements.

New Global Energy, Inc.
Statements of Operations
(unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Revenue	$0	$0

Costs & Expenses:
General & administrative	90,748	3,740
Total Operating Costs & Expenses	90,748	3,740

Other (Gain) Expense:
Derivative valuation (gain) charge	2,388,444	0
Interest expense & amortization of debt discount	4,138,833	0
Interest income	(4,919)	0
Gain on conversion of debt	(134,040)	0
Net loss attributable to equity method investment	33,804	2,228
Total Other Expense	6,422,122	2,228

Loss from continuing operations before income taxes	(6,512,870)	(5,968)
Provision for income taxes	0	0
Net (loss)	(6,512,870)	(5,968)

Basic and diluted per share amounts:
Continuing operations	$(2.40)	Nil
Basic and diluted net loss	$(2.40)	Nil

Weighted average shares outstanding (basic & diluted)	2,709,704	1,855,700

See notes to unaudited interim financial statements.

New Global Energy, Inc.
Statements of Cash Flows
(unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Cash flows from operating activities:
Net Loss	$(6,512,870)	$(5,968)
Adjustments required to reconcile net loss to cash used in operating activities:
Net loss attributable to equity method investment	33,804	0
Derivative valuation charge	2,388,444	0
Gain realized upon conversion of debt	(134,040)
Amortization of debt discount	114,126	2,228
Derivative based interest charge	4,018,076	0
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(4,919)	0
Other liabilities	0	180
Increase (decrease) in accrued expenses	6,632	0
Cash used by operating activities:	(90,747)	(3,560)

Cash flows from investing activities:
Investment in and advance to affiliate	(135,000)	0
Cash used in investing activities	(135,000)	0

Cash flows from financing activities:
Proceeds from issuance of common stock	72,000	0
Proceeds of convertible note advances	150,000	0
Cash generated by financing activities	222,000	0

Change in cash	(3,747)	(3,560)
Cash-beginning of period	19,076	6,961
Cash-end of period	$15,329	$3,401
Cash paid during the period for:
Interest	$0	$0
Income taxes	$0	$0
Supplemental Cash Flow Disclosure of non-cash activity:
Fair value of debt converted to common stock	$3,440,745	$0
Derivative liability eliminated upon debt conversion	$3,418,304	$0
Note principal converted to common stock	$104,265	$0
Net gain on conversion of notes payable and derivative liability	$81,824	$0
Debt discount recorded at issuance of convertible debt and warrants	$150,000	$0
Fair value of warrants converted to common stock	$432,000	$0
Derivative liability eliminated upon exercise of warrants	$412,216	$0
Net gain on exercise of warrants and derivative liability	$52,216	$0

See notes to unaudited interim financial statements.

New Global Energy, Inc.
Statement of Stockholders' Deficiency
(unaudited)

	Common Stock		Additional	Accumulated Deficit	Total Equity (Deficit)
	Shares	Common Stock	paid-in capital
Balance at December 31, 2012	1,855,700	186	$565,493	$(3,516,397)	$(2,950,718)
Stock issued to acquire non-controlling interest in AFT	232,176	23	1,393,033		1,393,056
Note converted to common stock	400,000	40	2,399,960		2,400,000
Net Loss				(11,386,891)	(11,386,891)
Balance at December 31, 2013	2,487,876	$249	$4,358,486	$(14,903,288)	$(10,544,554)
Stock issued upon exercise of warrants	72,000	7	431,993		432,000
Note converted to common stock	417,060	42	3,440,703		3,440,745
Net Loss				(6,512,871)	(6,512,871)
Balance at March 31, 2014	2,976,936	$298	$8,231,182	$(21,416,159)	$(13,184,680)

See notes to unaudited interi financial statements.

NEW GLOBAL ENERGY, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2014

Note 1. Basis of Presentation:

Background

New Global Energy, Inc. (“NGE” or the “Company”) was organized on January 24, 2012. NGE’s executive offices are located in Brevard County, Florida. The Company is focused on the development of its Global Energy Plantation (“GEP”) Platform which combines alternative energy production, sustainable agriculture and aquaculture. It anticipates the use of non-centralized power plants, primarily concentrated solar power (CSP), Jatropha based biofuels and aquaculture operations to produce power for its own use and to feed into the power grid serving local power needs while producing farm grown fish and shrimp as food products. Management has begun to execute this plan through the purchase of a noncontrolling interest in Aqua Farming Tech (AFT).. The Company is in the process of raising additional equity capital to support the completion of its acquisition and development activities. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has earned no revenue earned since inception, and lacks any operational history. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

Basis of Presentation

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

Development Stage

On June 10, 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-10, which eliminates development stage reporting requirements under FASB ASC 915, as well as amends provisions of existing variable interest entity guidance under ASC 810. Additionally, the ASU indicates that the lack of commencement of principal operations represents a risk and uncertainty and, accordingly, is subject to the disclosure requirements of FASB ASC 275. As a result of the changes, existing development stage entity presentation and disclosure requirements are eliminated. The presentation and disclosure changes to FASB ASC 915 are effective for public entities for annual periods beginning after December 15, 2014, and the revisions to the consolidation standards are effective for annual periods beginning after December 15, 2015. The Company has adopted these provisions and enhanced disclosure of risks and uncertainties as required.

Equity Investment:

The company accounts for its investment in Aqua Farming Tech, Inc. (AFT) using the equity method of accounting. The company initially records an investment in the stock of an investee at cost, and adjusts the carrying amount of the investment to recognize its share of the earnings or losses of the investee after the date of acquisition. The carrying value of New Global’s equity investment in AFT at March 31, 2014 is as follows:

Investment carrying value at December 31, 2013	$1,156,206
New Global's share of 2014 operating losses	(33,804)
Total carrying value at March 31, 2014	$1,122,402

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

Note 2. Stockholders' Equity:

Common Stock

We are currently authorized to issue up to 100,000,000 shares of $0.0001 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

Recent Issuances

On February 17, 2014 we issued 417,060 shares upon the conversion of $104,265 in principal due on a portion of a convertible note. The conversion occurred within the terms of the promissory note and no gain or loss resulted. On February 25, 2014 we issued 72,000 shares upon the exercise of 72,000 warrants at $1.00 per share resulting proceeds of $72,000.

Stock Options

There are no employee or non-employee options grants.

Note 3. Convertible Long-Term Debt:

On July 19, 2013 we issued an unsecured convertible promissory note for $500,000. The note bears interest at 6% and converts at $0.25 per share. As of March 31, 2014 we owed $395,735 against this note and had $0 of unused credit.

The note allows for incremental draws in order to meet future working capital demands. Any or all of the outstanding balance of the note may be converted at the option of the holder at any time into common stock of the company at an initial conversion price of $0.25 per share. The note was issued with 200,000 detachable warrants that allow the holder to purchase up to a like amount of common stock at an initial exercise prices of $3.00. The warrants carry a three year exercise period that expires July 19, 2016.As of December 31, 2013 the company had drawn down $350,000 and had unused credit of $150,000. As of March 31, 2014 the company had drawn down the remaining $150,000. Upon of issuance of the convertible note, the Company bifurcated the embedded conversion feature and recorded an initial derivative liability of $4,168,076 (the estimated fair market value at the date of grant based on the Black-Scholes option pricing model) on the $150,000 of additional principal draws in 2014. $150,000 of the fair value was allocated as debt discount up to the original note principal, and the remainder, $4,018,076 was charged as interest expense at the date of issuance.

For the period ended March 31, 2014 the Company has recognized $6,631 in accrued unpaid interest expense related to the convertible note and has amortized $114,126 of the discount arising from the beneficial conversion feature which has also been recorded as interest expense. The carrying value of convertible note is as follows:

March 31, 2014
Face amount of the notes	$395,795
Less unamortized discount	(344,963)
Carrying Value	$50,832

The current and previous convertible debt was issued with an aggregate of 600,000 detachable warrants to purchase the Company’s common stock. Each warrant entitles the holder to purchase one share at prices ranging from $1.00 to $3.00 and they expire at various dates in 2016.The exercise price of these warrants and the conversion rate of the debt is to be adjusted in the event that the Company issues or sells any shares of common stock, options, warrants or any convertible instruments (other than exempted issuances) at an effective price per share which is less than the exercise price of these warrants. Accordingly, in accordance with FASB ASC 815, the Company has accounted for these warrants and embedded conversion feature as derivative liabilities. The aggregate fair value of the derivative liability arising from the warrants and the conversion feature was determined to be $3,627,177 and $10,985,202, respectively, at March 31, 2014.

The Company values its warrant derivatives and simple conversion option derivatives using the Black-Scholes option-pricing model. Assumptions used include:

•	risk-free interest rate- 0.15%-.0.36%
•	warrant life is the remaining contractual life of the warrants,
•	expected volatility-319% to 329%,
•	expected dividends-none
•	exercise prices as set forth in the agreements,
•	common stock price of the underlying share on the valuation date, and
•	number of shares to be issued if the instrument is converted

The following table summarizes the derivative liabilities included in the balance sheet:

	Totals	Warrants	Conversion Feature
Fair value at December 31, 2013	$11,886,379	$3,542,006	$8,344,373
Fair value of warrants issued or conversion feature	4,168,076	0	4,168,076
Warrants exercised or debt converted	(3,830,520)	(412,216)	(3,418,304)
Adjustment to fair value at March 31, 2014	2,388,444	497,387	1,891,057
Fair value at March 31, 2014	14,612,379	3,627,177	10,985,202

We determined that the derivative liabilities resulted in an additional $150,000 discount on the convertible notes payable.

Note 4. Summarized Financial Data of Aqua Farming Tech, Inc.:

The following table provides the summarized financial data of AFT for the period ended March 31, 2014:

Summarized Statement of Operations of AFT Jan 1, 2014 to March 31, 2014
Sales	$19,740
Costs related to sales	(51,250)
Operating & other expenses	(60,625)
Net loss before taxes	$(92,135)
Income taxes	0
Net Loss	$(92,135
New Global share of post-acquisition of loss	$(33,804)

The Company also advanced $349,500 to AFT in the form of a series of promissory notes. The notes bear interest at 7% and are due one year from the date of issuance.

Note 5. Fair Value Measurements:

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of March 31, 2014:

	March 31, 2014
Description of assets:	Level 1	Level 2	Level 3	Total
None	$-	$-	$-	$-
Description of liabilities:
Derivatives	$-	$-	$14,612,379	$14,612,379

Note 6. Subsequent Events:

There were no material subsequent events following the period ended March, 31, 2014 and throughout the date of the filing of Form 10-Q/A in addition to those described in the Company’s Form 10-K Amendment No. 3.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

The first portion of the Company’s development included the development of its Global Energy Plantation (“GEP”) using its Global Cell concept which combines alternative energy (source of usable energy intended to replace fuel sources without the undesired consequences of the replaced fuels) production, sustainable agriculture (practice of farming using principles of ecology, the study of relationships between organisms and their environment) and aquaculture (the farming of aquatic organisms such as fish, crustaceans, molluscs and aquatic plants). It uses non centralized power plants, primarily solar power and aquaculture operations to produce power for its own use and to feed into the power grid serving local power needs while producing farm grown fish and shrimp as food products.

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

To address an issue in aquafarming operations, water quality, the Company entered into a Sales and Licensing Agent Representation Agreement and a Master Cooperation Agreement with OriginOil, Inc., a Nevada corporation with offices in Los Angeles, California, covering the use and sale of OriginOil equipment by the Company. The Company has not undertaken any significant activities pursuant to this agreement as of the date of this report nor has the Company obligated itself to any financial expenditures related to this agreement.

Forward-looking statements such as this are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include, without limitation: (1) the potential acquisitions or mergers may not be consummated in a timely manner, if at all; (2) any merger agreement may be terminated in circumstances that require the Company to pay a termination fee or reimburse certain expenses; (3) the diversion of management's attention from the Company's ongoing business operations; (4) the ability of the Company to retain and hire key personnel; (5) the effect of the announcement of any acquisition or Merger on the Company's business relationships, operating results and business generally; (6) competitive responses to any proposed Merger; and (7) the failure to obtain any requisite approvals to any Merger, such as stockholder approval. The Company expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

The balance sheet date carrying value of convertible notes net of this discount is as follows:

March 31, 2014
Face Amount of the Notes	$395,795
Less unamortized discount	(344,963)
Carrying Value	$50,832

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

Liquidity and Capital Resources

	Cash Flows Year Ended
	March 31, 2013	March 31, 2014

Net Cash Used by Operating Activities	(3,560)	$(90,747)
Net Cash Used by Investing Activities	0	(135,000)
Net Cash Generated by financing Activities	0	222,000
Cash Ending Balance	3,401	15,329

Net Cash Used by Operating Activities for the Quarter ended March 31, 2014 was $90,747, up from $3,560 for the same period the prior year, while Net Cash generated by financing activities for the Quarter ended March 31, 2014 were $222,000, up from $0 the same period the prior year.

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

Contractual Obligations

Amount	Due Less 1year	Due 1-3years	Due 3-5years	Due More than 5 years

Promissory Note (1)	$0	$350,000	$0	$0

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

Commitments and Capital Expenditures

The Company had no material commitments for capital expenditures as of March 31, 2014.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no equity securities issued for the Quarter Ended March 31, 2014.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Other Information

None

ITEM 5. Exhibits

a) Exhibits

31.1	Section 302 Certification By Chief Executive Officer and Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW GLOBAL ENERGY, INC.

Date: April 1, 2015	By:	/s/ Perry West
Perry West
CEO and Director

