Form 10-Q/A
period 2014-06-30
New Global Energy, Inc.
filed 2015-04-03
CIK 1543083

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, par value $.0001 per share 13,520,145 outstanding shares as of March 31, 2015

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment”) is being filed to amend our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014 (the “Form 10-Q”), initially filed with the Securities and Exchange Commission on August 11, 2014, to correct certain derivative calculations for the Quarter ended June 30, 2014 and to change the treatment of the Company’s interest in Aqua Farming Tech, Inc. from “Discontinued Operations” to “Interest in an unconsolidated subsidiary” and incorporate those changes into the text and the Management Discussion and Analysis.

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

2

NEW GLOBAL ENERGY, INC.

ITEM 1. FINANCIAL STATEMENTS

New Global Energy, Inc.

Balance Sheets

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets
Cash	$1,739	$19,076
Interest receivable on short-term notes	16,840	4,060
Total current assets	18,579	23,136

Other assets:
Equity method investment	1,062,580	1,156,206
Notes receivable	529,500	214,500

Total Assets	$1,610,659	$1,393,842

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$2,000	$2,000
Accrued expenses	17,416	8,907
Due to related parties	199	199
Derivative liability	1,823,679	11,886,379
Total current liabilities	1,843,294	11,897,485

Convertible note payable, net of discount	0	40,911
Total liabilities	1,843,294	11,938,396

Stockholders' Deficiency:
Preferred stock	0	0
Common stock-100,000,000 authorized $0.0001 par value 4,821,876 issued & outstanding (2,487,876 in December)	482	249
Additional paid-in capital	20,670,696	4,358,486
Accumulated deficit	(20,903,813)	(14,903,289)
Total Stockholders' Deficiency	(232,635)	(10,544,554)

Total Liabilities & Stockholders' Deficiency	$1,610,659	$1,393,842

See notes to unaudited interim financial statements.

New Global Energy, Inc.

Statements of Operations

(unaudited)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

Revenue	$0	$0	$0	$0

Costs & Expenses:
General & administrative	95,589	27,654	186,337	31,394
Total Operating Costs & Expenses	95,589	27,654	186,337	31,394

Other (Gain) Expense:
Derivative valuation (gain) charge	(383,810)	4,684,471	2,004,634	4,684,471
Interest expense & amortization of debt discount	346,840	95,820	4,485,673	98,048
Interest income	(7,861)	0	(12,780)	0
Gain on conversion of debt	(622,926)	0	(756,966)	0
Net loss attributable to equity method investment	59,822	18,906	93,626	18,906
Total Other Expense	(607,935)	4,799,197	5,814,187	4,801,425

Income (Loss) from continuing operations before income taxes	512,346	(4,826,851)	(6,000,524)	(4,832,819)
Provision for income taxes	0	0	0	0
Net Income(loss)	512,346	(4,826,851)	(6,000,524)	(4,832,819)

Basic and diluted per share amounts:
Continuing operations	$0.16	$(2.30)	$(2.00)	$(2.58)
Basic and diluted net loss	$0.16	$(2.30)	$(2.00)	$(2.58)

Weighted average shares outstanding (basic & diluted)	3,300,720	2,097,413	3,006,845	1,871,524

See notes to unaudited interim financial statements.

New Global Energy, Inc.

Statement of Cash Flows

(unaudited)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

Cash flows from operating activities:
Net Loss	$(6,000,524)	$(4,832,819)
Adjustments required to reconcile net loss to cash used in operating activities:
Net loss attributable to equity method investment	93,626	18,906
Derivative valuation charge (gain)	2,004,634	4,684,471
Gain realized upon conversion of debt	(756,966)	0
Amortization of debt discount	459,089	97,732
Derivative based interest charge	4,018,076	0
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(12,780)	(214)
Increase (decrease) in accrued expenses	8,508	530
Cash used by operating activities:	(186,337)	(31,394)

Cash flows from investing activities:
Investment in and advance to affiliate	(315,000)	(48,500)
Cash used in investing activities	(315,000)	(48,500)

Cash flows from financing activities:
Proceeds from issuance of common stock	334,000	0
Proceeds of convertible note advances	150,000	73,500
Cash generated by financing activities	484,000	73,500

Change in cash	(17,337)	(6,394)
Cash-beginning of period	19,076	6,961
Cash-end of period	$1,739	$567
Cash paid during the period for:
Interest	$0	$0
Income taxes	$0	$0
Supplemental Cash Flow Disclosure of non-cash activity:
Fair value of common stock issued upon conversion of debt	$14,046,443	$2,400,000
Derivative liability eliminated upon debt conversion	$14,057,284	$2,381,790
Note principal converted to common stock	$500,000	$100,000
Net gain on conversion of notes payable and derivative liability	$510,841	$0
Debt discount recorded at issuance of convertible debt and warrants	$150,000	$73,500
Fair value of common stock issued upon exercise of warrants	$2,266,000	$0
Derivative liability eliminated upon exercise of warrants	$2,178,125	$0
Net gain on exercise of warrants and derivative liability	$246,125	$0

 See notes to unaudited interim financial statements.

New Global Energy, Inc.

Statement of Stockholders' Deficiency

(unaudited)

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit	Total Equity (Deficit)
Balance at December 31, 2012	1,855,700	186	$565,493	$(3,516,397)	$(2,950,718)
Stock issued to acquire non-controlling interest in AFT	232,176	23	1,393,033		1,393,056
Note converted to common stock	400,000	40	2,399,960		2,400,000
Net Loss				(11,386,891)	(11,386,891)
Balance at December 31, 2013	2,487,876	$249	$4,358,486	$(14,903,288)	$(10,544,554)
Stock issued upon exercise of warrants	334,000	33	2,265,967		2,266,000
Note converted to common stock	2,000,000	200	14,046,243		14,046,443
Net Loss				(6,000,524)	(6,000,524)
Balance at June 30, 2014	4,821,876	$482	$20,670,696	$(20,903,812)	$(232,635)

See notes to unaudited interim financial statements.

NEW GLOBAL ENERGY, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

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

Equity Investment:

The company accounts for its investment in Aqua Farming Tech, Inc. (AFT) using the equity method of accounting. The company initially records an investment in the stock of an investee at cost, and adjusts the carrying amount of the investment to recognize its share of the earnings or losses of the investee after the date of acquisition. The carrying value of New Global’s equity investment in AFT at June 30, 2014 is as follows:

Investment carrying value at December 31, 2013	$1,156,206
New Global's share of 2014 operating losses	(93,626)
Total carrying value at June 30, 2014	$1,062,580

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

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013002, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

- Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

- Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension related amounts) instead of directly to income or expense.

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

Recent Issuances

Shares issued upon conversion of debt: On February 17, 2014 we issued 417,060 shares upon the conversion of $104,265 in principal due on a portion of a convertible note. On June 19, 2014 the balance of the note was converted into 1,582,940 additional shares. The conversion occurred within the terms of the promissory note. In accordance with accounting guidance over debt extinguishment, the Company followed the general extinguishment model and recorded a gain on extinguishment of debt and the derivative liability in the amount of $510,841 by the elimination of the derivative liability of $14,057,284, elimination of $500,000 in principal offset by the value of the 2,000,000 shares of common stock issued at their fair value at the date of conversion, estimated at $14,046,443 (based upon the weighted average estimated fair market price of $7.02 per share).

Shares issued upon exercise of warrants: On February 25, 2014 we issued 72,000 shares upon the exercise of 72,000 warrants at $1.00 per share resulting proceeds of $72,000. On May 15, 2014 we issued 262,000 shares upon the exercise 262,000 warrants at $1.00 per share resulting in proceeds of $262,000. In accordance with accounting guidance over debt extinguishment, the Company followed the general extinguishment model and recorded a gain on extinguishment of debt and the derivative liability in the amount of $246,125 by the elimination of the derivative liability of $2,178,125, receipt of $334,000 in proceeds offset by the value of the 2,000,000 shares of common stock issued at their fair value at the date of conversion, estimated at $2,266,000 (based upon the weighted average estimated fair market price of $6.78 per share).

Stock Options

There are no employee or non-employee options grants.

Note 3. Convertible Long-Term Debt:

On July 19, 2013 we issued an unsecured convertible promissory note for $500,000. The note bears interest at 6% and was convertible at $0.25 per share. As of June 30, 2014 the entire principal of $500.000 had been converted to 2,000,000 shares of common stock.

Upon of issuance of the convertible note, the Company bifurcated the embedded conversion feature and recorded an initial derivative liability of $4,168,076 (the estimated fair market value at the date of grant based on the Black-Scholes option pricing model) on the $150,000 of additional principal draws in 2014. $150,000 of the fair value was allocated as debt discount up to the original note principal, and the remainder, $4,018,076 was charged as interest expense at the date of issuance. Upon conversion the entire balance carried as discount, $344,963, was written off to interest expense and resulted in $459,089 in amortization expense for the six month period ended June 30, 2014.

For the period ended June 30, 2014 the Company has recognized $8,508 in accrued unpaid interest expense related to the convertible note and has amortized $459,089 of the discount arising from the beneficial conversion feature which has also been recorded as interest expense.

The current and previous convertible debt was issued with an aggregate of 600,000 detachable warrants to purchase the Company’s common stock. Each warrant entitles the holder to purchase one share at prices ranging from $1.00 to $3.00 and they expire at various dates in 2016.The exercise price of these warrants and the conversion rate of the debt is to be adjusted in the event that the Company issues or sells any shares of common stock, options, warrants or any convertible instruments (other than exempted issuances) at an effective price per share which is less than the exercise price of these warrants. Accordingly, in accordance with FASB ASC 815, the Company has accounted for these warrants and embedded conversion feature as derivative liabilities. The aggregate fair value of the derivative liability arising from the warrants and the conversion feature was determined to be $1,823,679 and $0, respectively, at June 30, 2014.

The Company values its warrant derivatives and simple conversion option derivatives using the Black-Scholes option-pricing model. Assumptions used include:

•	risk-free interest rate- 0.15%-.0.36%

•	warrant life is the remaining contractual life of the warrants,

•	expected volatility-319% to 329%,

•	expected dividends-none

•	exercise prices as set forth in the agreements,

•	common stock price of the underlying share on the valuation date, and

•	number of shares to be issued if the instrument is converted

The following table summarizes the derivative liabilities included in the balance sheet:

	Totals	Warrants	Conversion Feature
Fair value at December 31, 2013	$11,886,379	$3,542,006	$8,344,373
Fair value of warrants issued or conversion feature	4,168,076	0	4,168,076
Warrants exercised or embedded conversion feature converted	(16,235,410)	(2,178,125)	(14,057,285)
Adjustment to fair value at June 30th, 2014	2,004,634	459,798	1,544,836
Fair value at June 30, 2014	$1,823,679	$1,823,679	$0

Note 4. Summarized Financial Data of Aqua Farming Tech, Inc.

The following table provides the summarized financial data of AFT for the period ended June 30, 2014:

Summarized Statement of Operations of AFT Jan 1, 2014 to June 30, 2014
Sales	$23,032
Costs related to sales	(94,444)
Operating & other expenses	(183,776)
Net loss before taxes	$(255,189)
Income taxes	0
Net Loss	$(255,189
New Global share of post-acquisition of loss	$(93,626)

The Company also advanced $529,500 to AFT in the form of a series of promissory notes. The notes bear interest at 7% and are due one year from the date of issuance.

Note 5. Fair Value Measurements

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of June 30, 2014:

	June 30, 2014
Description of assets:	Level 1	Level 2	Level 3	Total
None	$-	$-	$-	$-
Description of liabilities:
Derivatives	$-	$-	$1,823,679	$1,823,679

Note 6. Subsequent Events:

There were no material subsequent events following the period ended June 30, 2014 and throughout the date of the filing of Form 10-Q/A in addition to those described in the Company’s Form 10-K Amendment No. 3.

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

Results of Operations for the Three Months ended June 30, 2013 compared to June 30, 2014

The Company had revenues for the three month period ended March 31, 2014 of $0.00 equal to revenues of $0.00 for the same period the prior year. Selling, general and administrative expenses for the same three months ended March 31, 2014 were $95,589, up from $27,654 for the same period the prior year. The increases were significantly associated with the Company’s efforts to acquire Aqua Farming Tech, Inc.

Results of Operations for the Six Month Periods ended June 30, 2013 and June 30, 2014

The Company had revenues for the six month period ended June 30, 2014 of $0.00 equal to revenues of $0.00 for the same period the prior year. Selling, general and administrative expenses for the same six months ended June 30, 2014 were $186,337, up from $31,394 for the same period the prior year. The increases were significantly associated with the Company’s efforts to acquire Aqua Farming Tech, Inc.

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

Liquidity and Capital Resources

	Cash Flows Six Months Ended
	June 30, 2013	June 30, 2014

Net Cash Used by Operating Activities	(31,394)	$(186,337)
Net Cash Used by Investing Activities	(48,500)	(315,000)
Net Cash Generated by financing Activities	73,500	484,000
Cash Ending Balance	567	1,739

Net Cash Used by Operating Activities for the Six Month ended June 30, 2014 was $186,337, up from $31,394 for the same period the prior year, while Net Cash generated by financing activities for the Six Months ended June 30, 2014 was $484,000, up from $73,500 the same period the prior year.

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

Commitments and Capital Expenditures

The Company had no material commitments for capital expenditures as of June 30, 2014.

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

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Other Information

None

ITEM 5. Exhibits

a) Exhibits

31.1	Section 302 Certification By Chief Executive Officer and Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

_________________

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW GLOBAL ENERGY, INC.

Date: April 3, 2015	By:	/s/ Perry West
Perry West
CEO and Director

