Form 10-Q
period 2014-09-30
New Global Energy, Inc.
filed 2015-04-08
CIK 1543083

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANTTO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, par value $.0001 per share 13,520,145 outstanding shares as of March 31, 2015.

NEW GLOBAL ENERGY, INC.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements-unaudited	3
	Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013	3
	Consolidated Statements of Operations for the Three Months Ended September 30, 2014, the Three Months ended September 30, 2013, Nine Months Ended September 30, 2014 and Nine Months ended September 30, 2013.	4
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and for the Nine Months Ended September 30, 2013.	5
	Notes to Interim Unaudited Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17
Item 4.	Controls and Procedures	17

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	18
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Not Required
Item 5.	Other Information	19
Item 6.	Exhibits	19

Signatures		20

ITEM 1. FINANCIAL STATEMENTS

New Global Energy, Inc.

Balance Sheets

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets
Cash	$9,757	$19,076
Interest receivable on short-term notes	27,025	4,060
Total current assets	36,782	23,136

Other assets:
Net Revenue interest	19,560,308	0
Crop lease	33,956,098	0
Equity method investment	964,000	1,156,206
Notes receivable	654,500	214,500

Total Assets	$55,171,688	$1,393,842

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable-trade	$1,000	$2,000
Accrued expenses	17,415	8,907
Due to related parties	199	199
Derivative liability	738,619	11,886,379
Total current liabilities	757,233	11,897,485

Convertible note payable, net of discount	0	40,911
Total liabilities	757,233	11,938,396

Stockholders' Equity:
Preferred stock	0	0
Common stock-100,000,000 authorized $0.0001 par value 12,608,198 issued & outstanding (2,487,876 in December)	1,261	249
Additional paid-in capital	75,035,257	4,358,486
Accumulated deficit	(20,622,062)	(14,903,289)
Total New Global stockholders' equity	54,414,455	(10,544,554)

Total Liabilities & Stockholders' Equity	$55,171,688	$1,393,842

See notes to unaudited interim financial statements.

New Global Energy, Inc.

Statements of Operations

(unaudited)

	Three Months Ended Sept. 30, 2014	Three Months Ended Sept. 30, 2013	Nine Months Ended Sept. 30, 2014	Nine Months Ended Sept. 30, 2013

Revenue	$0	$0	$0	$0

Costs & Expenses:
General & administrative	199,107	43,176	385,444	74,570
Total Operating Costs & Expenses	199,107	43,176	385,444	74,570

Other (Gain) Expense:
Derivative valuation (gain) charge	(370,361)	1,248,758	1,634,273	5,933,229
Interest expense & amortization of debt discount	315	23,770	4,485,988	121,818
Interest income	(10,185)	0	(22,965)	0
Gain on conversion of debt	(199,207)	0	(956,173)	0
Net loss attributable to equity method investment	98,580	27,686	192,206	46,592
Total Other Expense	(480,858)	1,300,214	5,333,329	6,101,639

Income (Loss) from continuing operations before income taxes	281,751	(1,343,390)	(5,718,773)	(6,176,209)
Provision for income taxes	0	0	0	0
Net Income (loss)	281,751	(1,343,390)	(5,718,773)	(6,176,209)

Basic and diluted per share amounts:
Continuing operations	$0.04	$(0.54)	$(1.23)	$(2.86)
Basic and diluted net loss	$0.04	$(0.54)	$(1.23)	$(2.86)

Weighted average shares outstanding (basic & diluted)	7,862,817	2,487,876	4,643,290	2,161,400

See notes to unaudited interim financial statements.

New Global Energy, Inc.

Statement of Cash Flows

(unaudited)

	Nine Months Ended Sept. 30, 2014	Nine Months Ended Sept. 30, 2013

Cash flows from operating activities:
Net Loss	$(5,718,773)	$(6,176,209)
Adjustments required to reconcile net loss to cash used in operating activities:
Net loss attributable to equity method investment	192,206	46,592
Derivative valuation charge (gain)	1,634,274	5,933,229
Gain realized upon conversion of debt	(956,173)	0
Amortization of debt discount	459,089	108,096
Stock issued for services	120,000	0
Derivative based interest charge	4,018,076	0
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(22,965)	(1,223)
Increase (decrease) in accrued expenses	8,597	(56)
Cash used by operating activities:	(266,669)	(89,571)

Cash flows from investing activities:
Investment in and advance to equity method investee	(440,000)	(104,500)
Cash used in investing activities	(440,000)	(104,500)

Cash flows from financing activities:
Proceeds from issuance of common stock	547,350	0
Proceeds of convertible note advances	150,000	208,000
Cash generated by financing activities	697,350	208,000

Change in cash	(9,319)	13,929
Cash-beginning of period	19,076	6,961
Cash-end of period	$9,757	$20,890
Cash paid during the period for:
Interest	$0	$0
Income taxes	$0	$0
Supplemental Cash Flow Disclosure of non-cash activity:
Fair value of common stock issued upon conversion of debt	$14,046,443	$2,400,000
Derivative liability eliminated upon debt conversion	$14,057,284	$2,381,790
Note principal converted to common stock	$500,000	$100,000
Debt discount recorded at issuance of convertible debt and warrants	$150,000	$73,000
Fair value of common stock issued upon exercise of warrants	$2,994,935	$0
Derivative liability eliminated upon exercise of warrants	$2,892,825	$0
Fair value of common stock issued to acquire net revenue interest	$19,560,308	$0
Fair value of common stock issued to acquire crop lease	$33,956,098	$0

See notes to unaudited interim financial statements.

New Global Energy, Inc.

Statement of Stockholders' Equity

(unaudited)

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit	Total Equity (Deficit)
Balance at December 31, 2012	1,855,700	186	$565,493	$(3,516,397)	$(2,950,718)
Stock issued to acquire non-controlling interest in AFT	232,176	23	1,393,033		1,393,056
Note converted to common stock	400,000	40	2,399,960		2,400,000
Net Loss				(11,386,891)	(11,386,891)
Balance at December 31, 2013	2,487,876	$249	$4,358,486	$(14,903,288)	$(10,544,554)
Stock issued upon exercise of warrants	449,117	45	2,994,890		2,994,935
Note converted to common stock	2,000,000	200	14,046,243		14,046,443
Stock issued to acquire net revenue interest in AFT	2,779,455	278	19,560,030		19,560,308
Stock issued to acquire farm lease	4,871,750	487	33,955,610		33,956,098
Stock issued for services	20,000	2	119,998		120,000
Net Loss				(5,718,773)	(5,718,773)
Balance at September 30, 2014	12,608,198	$1,261	$75,035,257	$(20,622,061)	$54,414,455

See notes to unaudited interim financial statements.

NEW GLOBAL ENERGY, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended September 30, 2014 and 2013. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

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

Equity Investment:

The company accounts for its investment in Aqua Farming Tech, Inc. (AFT) using the equity method of accounting. The company initially records an investment in the stock of an investee at cost, and adjusts the carrying amount of the investment to recognize its share of the earnings or losses of the investee after the date of acquisition. The carrying value of New Global’s equity investment in AFT at September 30, 2014 is as follows:

Investment carrying value at December 31, 2013	$1,156,206
New Global's share of 2014 operating losses	(192,206)
Total carrying value at September 30, 2014	$964,000

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

Shares issued upon exercise of warrants: On February 25, 2014 we issued 72,000 shares upon the exercise of 72,000 warrants at $1.00 per share resulting proceeds of $72,000. On May 15, 2014 we issued 262,000 shares upon the exercise 262,000 warrants at $1.00 per share resulting in proceeds of $262,000. In July and September, 2014 we issued an additional 115,117 shares upon the exercise 115,117 warrants at $1.00 per share resulting in proceeds of $213,350. In accordance with accounting guidance over debt extinguishment, the Company followed the general extinguishment model and recorded a gain on extinguishment of debt and the derivative liability in the amount of $445,332 by the elimination of the derivative liability of $2,892,824, receipt of $547,350 in proceeds offset by the value of the 449,117 shares of common stock issued at their fair value at the date of conversion, estimated at $2,994,935 (based upon the weighted average estimated fair market price of $6.69 per share).

Shares issued to acquire Net Revenue Interest and Crop Leases: On July 15, 2014 the Company for and in consideration of One Million Two Hundred and Fifty Thousand Forty Three (1,250,043) shares of New Global Energy Inc. common stock, Aquaculture Joint Venture, a Nevada General Partnership, an unrelated third party, assigned a 43.66% Net Revenue Interest in and to the net revenues from the operations of Aqua Farming Tech, Inc. aquaculture operations in Southern California over a period of time Cash allocable to the Net Revenue Interest is calculated and distributed on a quarterly basis within forty five (45) days after the end of each calendar quarter.

On September 5, 2014, For and in consideration of One Million Five Hundred and Twenty-nine Thousand Four Hundred Twelve (1,529,412) shares of New Global Energy Inc. common stock, BioFuel Development Joint Venture, a Nevada General Partnership, and unrelated third party, assigned a Twenty-seven and Thirty-five One Hundredths percent (27.35%) Net Revenue Interest in aquaculture operations of Aqua Farming Tech, Inc., a California corporation as defined in Farm Development Agreement between Aqua Farming Tech, Inc. and XL BioFuels, Inc. dated July 7, 2009, and a Seven and Six Tenths percent (7.6%) interest in and to a Farm and Crop Lease covering to parcels of land (6.1 and 15.92 acres) in the Coachella Valley in Southern California.

On September 9, 2014, For and in consideration of Four Million Eight Hundred and Seventy-one Thousand Seven Hundred Fifty (4,871,750) shares of New Global Energy Inc. common stock, Global Energy Technology Group, Inc., a Nevada corporation, and unrelated third party, assigned a Ninety-one and fifty-six one hundredths percent (91.56%) interest in and to a Farm and Crop Lease covering to parcels of land (6.1 and 15.92 acres) in the Coachella Valley in Southern California.

All shares issued to acquire the Net Revenue Interest and Crop Lease were valued at the market price of the shares on the date of the agreement or $19,560,308 and $33,956,098, respectively.

Note 3. Convertible Long-Term Debt:

On July 19, 2013 we issued an unsecured convertible promissory note for $500,000. The note bears interest at 6% and was convertible at $0.25 per share. As of September 30, 2014 the entire principal of $500,000 had been converted to 2,000,000 shares of common stock.

Upon of issuance of the convertible note, the Company bifurcated the embedded conversion feature and recorded an initial derivative liability of $4,168,076 (the estimated fair market value at the date of grant based on the Black-Scholes option pricing model) on the $150,000 of additional principal draws in 2014. $150,000 of the fair value was allocated as debt discount up to the original note principal, and the remainder, $4,018,076 was charged as interest expense at the date of issuance. Upon conversion the entire balance carried as discount, $344,963, was written off to interest expense and resulted in $459,089 in amortization expense for the nine-month period ended September 30, 2014.

For the period ended September 30, 2014 the Company has recognized $8,508 in accrued unpaid interest expense related to the convertible note and has amortized $459,089 of the discount arising from the beneficial conversion feature which has also been recorded as interest expense.

The current and previous convertible debt was issued with an aggregate of 600,000 detachable warrants to purchase the Company’s common stock. Each warrant entitles the holder to purchase one share at prices ranging from $1.00 to $3.00 and they expire at various dates in 2016.The exercise price of these warrants and the conversion rate of the debt is to be adjusted in the event that the Company issues or sells any shares of common stock, options, warrants or any convertible instruments (other than exempted issuances) at an effective price per share which is less than the exercise price of these warrants. Accordingly, in accordance with FASB ASC 815, the Company has accounted for these warrants and embedded conversion feature as derivative liabilities. The aggregate fair value of the derivative liability arising from the warrants and the conversion feature was determined to be $738,619 and $0, respectively, at September 30, 2014.

The Company values its warrant derivatives and simple conversion option derivatives using the Black-Scholes option-pricing model. Assumptions used include:

•	risk-free interest rate- 0.15%-0.36%

•	warrant life is the remaining contractual life of the warrants,

•	expected volatility- 319% to 329%,

•	expected dividends-none

•	exercise prices as set forth in the agreements,

•	common stock price of the underlying share on the valuation date, and

•	number of shares to be issued if the instrument is converted

The following table summarizes the derivative liabilities included in the balance sheet:

	Totals	Warrants	Conversion Feature
Fair value at December 31, 2013	$11,886,379	$3,542,006	$8,344,373
Fair value of warrants issued or conversion feature	4,168,076	0	4,168,076
Warrants exercised or embedded conversion feature converted	(16,950,109)	(2,892,824)	(14,057,285)
Adjustment to fair value at September 30th, 2014	1,634,273	89,437	1,544,836
Fair value at September 30, 2014	$738,619	$738,619	$0

Note 4. Summarized Financial Data of Aqua Farming Tech, Inc.:

The following table provides the summarized financial data of AFT for the period ended September 30, 2014:

Summarized Statement of Operations of AFT Jan 1, 2014 to September 30, 2014
Sales	$35,431
Costs related to sales	(228,204)
Operating & other expenses	(331,107)
Net loss before taxes	$(523,879)
Income taxes	0
Net Loss	$(523,879)
New Global share of post-acquisition of loss	$(192,206)

The Company also advanced $654,500 to AFT in the form of a series of promissory notes. The notes bear interest at 7% and are due one year from the date of issuance.

Note 5. Fair Value Measurements:

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of September 30, 2014:

	September 30, 2014
Description of assets:	Level 1	Level 2	Level 3	Total
None	$-	$-	$-	$-
Description of liabilities:
Derivatives	$-	$-	$738,619	$738,619

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

As of May 20, 2013, the Company had completed incremental acquisitions totaling 30.74% of Aqua Farming Tech, Inc. (“AFT”) from unrelated parties. AFT is a California corporation with aquaculture and agriculture operations in the Coachella Valley in Southern California company that operates a large aquaculture operation on two parcels of land totaling 118.9 acres. It includes a large working fish farm/hatchery , 90 masonry tanks, 5 wells, 12 earthen ponds, a newly constructed 221 kW-DC Photovoltaic electric generating system estimated to produce 381,267 kWh annually, a second newly constructed 176.25 kW-DC Photovoltaic System, which is estimated to produce 286,996 kWh annually, a fish processing facility, shop facilities, out buildings, generators and various additional equipment and parts inventory. By the end of the year, the Company had completed additional incremental acquisitions from unrelated parties bringing its total ownership to 36.69%. In July of 2013 the Company, with the issuance of an additional 382,099 shares of New Global common agreed to acquire 764,199 more shares of AFT common, giving us a total of 90.5% of Aqua Farming Tech, Inc. (AFT). The increase in ownership to 90% would have required AFT to be included as a consolidated subsidiary as of that date. However, this acquisition was based upon the ability of AFT to timely deliver audited financial statements. When it became apparent that such statements would not be forthcoming, the Company rescinded the acquisition of the controlling interest in AFT based upon the failure of AFT to produce audited statements by December 31, 3013, leaving the Company with a 36.69% minority interest in AFT at year end. Subsequently, in 2014 we have maintained discussions with an unrelated party that holds approximately 62% of AFT’s shares as we remain interested in completing this purchase, subject to the terms previously negotiated, and subject to the completion of AFT’s audit.

Our investment in AFT is treated as an interest in a non-consolidated subsidiary. We have not and do not hold any seats on the Board of Directors of AFT, nor is there any actual management or control of AFT by the Company.

On July 15, 2014 the Company for and in consideration of One Million Two Hundred and Fifty Thousand Forty Three (1,250,043) shares of New Global Energy Inc. common stock, Aquaculture Joint Venture, a Nevada General Partnership, an unrelated third party, assigned a 43.66% Net Revenue Interest in and to the net revenues from the operations of Aqua Farming Tech, Inc. aquaculture operations in Southern California over a period of time Cash allocable to the Net Revenue Interest is calculated and distributed on a quarterly basis within forty five (45) days after the end of each calendar quarter. The value of this transaction was $1,000,034.

On September 5, 2014, For and in consideration of One Million Five Hundred and Twenty-nine Thousand Four Hundred Twelve (1,529,412) shares of New Global Energy Inc. common stock, BioFuel Development Joint Venture, a Nevada General Partnership, and unrelated third party, assigned a Twenty-seven and Thirty-five One Hundredths percent (27.35%) Net Revenue Interest in aquaculture operations of Aqua Farming Tech, Inc., a California corporation as defined in Farm Development Agreement between Aqua Farming Tech, Inc. and XL BioFuels, Inc. dated July 7, 2009, and a Seven and Six Tenths percent (7.6%) interest in and to a Farm and Crop Lease covering to parcels of land (6.1 and 15.92 acres) in the Coachella Valley in Southern California. The value of this transaction was $1,300,002.

On September 9, 2014, For and in consideration of Four Million Eight Hundred and Seventy-one Thousand Seven Hundred Fifty (4,871,750) shares of New Global Energy Inc. common stock, Global Energy Technology Group, Inc, a Nevada corporation, and unrelated third party, assigned a Ninety-one and fifty-six one hundredths percent (91.56%) interest in and to a Farm and Crop Lease covering to parcels of land (6.1 and 15.92 acres) in the Coachella Valley in Southern California. The value of this transaction was $7,307,625.

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

Results of Operations for the Three Months ended September 30, 2013 compared to September 30, 2014

The Company had revenues for the three month period ended September 30, 2014 of $0.00 equal to revenues of $0.00 for the same period the prior year. Selling, general and administrative expenses for the same three months ended September 30, 2014 were $199,107, up from $43,176 for the same period the prior year. The increases were significantly associated with the Company’s efforts to acquire Aqua Farming Tech, Inc. and other interests.

Results of Operations for the Nine Month Periods ended September 30, 2013 and September 30, 2014

The Company had revenues for the nine month period ended September 30, 2014 of $0.00 equal to revenues of $0.00 for the same period the prior year. Selling, general and administrative expenses for the same nine months ended September 30, 2014 were $385,444, up from $74,570 for the same period the prior year. The increases were significantly associated with the Company’s efforts to acquire Aqua Farming Tech, Inc. and other interests.

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

We charge the initial valuation of the conversion feature and warrants by offsetting the carrying value of the note up to the principal. Initial derivative values in excess of note principal are immediately charged to interest expense. Derivative valuation charged to interest expense was $10,909,438 in 2013 and $3,479,235 in 2012. Adding interest accrued during the year, the interest expense for the year ended December 31, 2012 was $3,480,876 and $10,914,205 for the year ended December 31, 2013. The total fair value of derivatives as of September 30, 2014 was $738,619.

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

Liquidity and Capital Resources

	Cash Flows Nine Months Ended
	September 30, 2013	September 30, 2014

Net Cash Used by Operating Activities	(89,571)	$(266,669)
Net Cash Used by Investing Activities	(104,500)	(440,000)
Net Cash Generated by financing Activities	208,000	697,350
Cash Ending Balance	9,757	20,890

Net Cash Used by Operating Activities for the Nine Months ended September 30, 2014 was $266,669, up from $89,571 for the same period the prior year, while Net Cash generated by financing activities for the Nine Months ended September 30, 2014 was $697,350, up from $208,000 the same period the prior year.

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

As of June 9, 2014, holders of the Promissory Note payable by the Company to Bio-Global Resources, Inc. dated June 19, 2013 elected to exercise their conversion rights under the promissory notes for issuance of 2,000,000 common shares.

On July 15, 2014 the Company for and in consideration of One Million Two Hundred and Fifty Thousand Forty Three (1,250,043) shares of New Global Energy Inc. common stock, Aquaculture Joint Venture, a Nevada General Partnership, an unrelated third party, assigned a 43.66% Net Revenue Interest in and to the net revenues from the operations of Aqua Farming Tech, Inc. aquaculture operations in Southern California over a period of time.

On September 5, 2014, For and in consideration of One Million Five Hundred and Twenty-nine Thousand Four Hundred Twelve (1,529,412) shares of New Global Energy Inc. common stock, BioFuel Development Joint Venture, a Nevada General Partnership, and unrelated third party, assigned a Twenty-seven and Thirty-five One Hundredths percent (27.35%) Net Revenue Interest in aquaculture operations of Aqua Farming Tech, Inc., a California corporation as defined in Farm Development Agreement between Aqua Farming Tech, Inc. and XL BioFuels, Inc. dated July 7, 2009, and a Seven and Six Tenths percent (7.6%) interest in and to a Farm and Crop Lease covering to parcels of land (6.1 and 15.92 acres) in the Coachella Valley in Southern California.

On September 9, 2014, For and in consideration of Four Million Eight Hundred and Seventy-one Thousand Seven Hundred Fifty (4,871,750) shares of New Global Energy Inc. common stock, Global Energy Technology Group, Inc, a Nevada corporation, and unrelated third party, assigned a Ninety-one and fifty-six one hundredths percent (91.56%) interest in and to a Farm and Crop Lease covering to parcels of land (6.1 and 15.92 acres) in the Coachella Valley in Southern California.

On October 29, 2014 the Company issued and delivered 400,000 shares of restricted common stock to Bio-Global Resources, Inc. in consideration for $400,000 paid in cash, $200,000 for the exercise of 200,000 warrants dated January 25, 2011 and $200,000 for the exercise of 200,000 warrants dated November 15, 2012. These warrants were issued as part of loan transactions on those dates.

In addition, On October 29, 2014, the Company issued 75,000 shares of its restricted common stock to Bio-Global Resources, Inc. in consideration for $225,000 paid in cash for the exercise of warrants dated July 19, 2013. These warrants were issued as part of a loan transaction dated July 19, 2013.

On October 29, 2014, the Company settled payments for public relations and investor relations work including web site design, development and maintenance, production and filming of company videos; review, analysis and production of corporate identity programs and material and public relations assistance, with the issuance of 450,000 or it restricted common shares to Diversified Equities, Inc.

Also during a prior reported period, for the purchase of the 30.74% interest in Aqua Farming Tech, Inc. (“AFT”) from 19 shareholders for a total price of $1,173,060 the Company issued 195,510 shares of common stock of the Company at a value of $6.00 per share. An additional 36,666 shares were issue for the purchase of shares directly from AFT.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 5. Other Information

None

ITEM 6. Exhibits

a) Exhibits

31.1	Section 302 Certification By Chief Executive Officer and Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW GLOBAL ENERGY, INC.

Date: April 7, 2015	By:	/s/ Perry West
Perry West
CEO and Director

