Form 10-K
period 2014-12-31
New Global Energy, Inc.
filed 2015-07-01
CIK 1543083

SECURITIESAND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From________ to _______

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2015 was approximately $34,814,373 (based on the mean between the closing bid and asked prices of the Common Stock on such date), which value, solely for the purposes of this calculation, excludes shares held by Registrant's officers and directors. Such exclusion should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant.

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

As of June 26, 2015 there were outstanding 13,097,365 shares of New Global Energy, Inc. common stock with a par value $.0001 per share (the "Common Stock").

ITEM 1. BUSINESS

New Global Energy, Inc. (“NGE” or the “Company”) is a sustainable agriculture and aquaculture company organized as a Wyoming corporation on January 24, 2012. The Company focuses on the use of advanced technology and farming techniques with the goal of increasing production and decreasing costs.

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

The first portion of the Company’s development included the development of its Global Energy Plantation (“GEP”) using its Global Cell concept which combines alternative energy (source of usable energy intended to replace fuel sources without the undesired consequences of the replaced fuels) production, sustainable agriculture (practice of farming using principles of ecology, the study of relationships between organisms and their environment) and aquaculture (the farming of aquatic organisms such as fish, crustaceans, molluscs and aquatic plants). It uses non centralized power plants to produce power for its own use and to feed into the power grid serving local power needs while producing farm grown fish and shrimp as food products.

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

As of May 20, 2013, the Company had completed incremental acquisitions totaling 30.74% of Aqua Farming Tech, Inc. (“AFT”) from unrelated parties. By the end of 2013, the Company had completed additional incremental acquisitions from unrelated parties bringing its total ownership to 36.69%.

On July 15, 2014 the Company for and in consideration of One Million Two Hundred and Fifty Thousand Forty Three (1,250,043) shares of New Global Energy Inc. common stock, Aquaculture Joint Venture, a Nevada General Partnership, an unrelated third party, assigned a 43.66% Net Revenue Interest in and to the net revenues from the operations of AFT aquaculture operations in Southern California over a period of time. Cash allocable to the Net Revenue Interest is calculated and distributed on a quarterly basis within forty five (45) days after the end of each calendar quarter.

The Company has determined that the acquisition of this 43.6% net revenue interest, considering its previously held equity interest (PHEI), the outstanding debt owed by AFT to the Company and implicit variable interest resulting from the Net Revenue Interest, that AFT was a variable interest entity, of which the company was considered the primary beneficiary. Accordingly, the Company consolidated AFT as of July 15, 2014.

On September 5, 2014, for and in consideration of One Million Five Hundred and Twenty-nine Thousand Four Hundred Twelve (1,529,412) shares of New Global Energy Inc. common stock, BioFuel Development Joint Venture, a Nevada General Partnership, and unrelated third party, assigned a Twenty-seven and Thirty-five One Hundredths percent (27.35%) Net Revenue Interest in aquaculture operations of AFT as defined in Farm Development Agreement between AFT and XL BioFuels, Inc. dated July 7, 2009, and a Seven and Six Tenths percent (7.6%) interest in and to a Farm and Crop Lease covering to parcels of land (6.1 and 15.92 acres) in the Coachella Valley in Southern California.

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

Global Cell

The Global Cell is being designed to be a stand-alone “operational cell” where nothing enters the “cell wall” except sunlight, water, and feedstock (seeds & fish). The cell is being designed to produce electrical power onsite with excess electricity fed into the power Grid. The Global Cell is designed as a “Zero Waste” operation. It is designed for all waste material to be used onsite:

Fish tank effluent > Plant Irrigation & Fertilization

Aquaculture Products

Food Fish for Market

Fish Feed from processing wastes

Value Chain Services

Grower Purchase Contracts

Management Planning, and Operations

Harvesting and Processing

In this sustainable system, the plants feed the fish and the fish feed the plants. An array of photovoltaic panels or concentrated solar system powers the entire plantation and feed any excess electricity into the power grid. The design of the Global Cell has not been completed nor has it been constructed and there is no assurance that the performance of these Cells will produce these expected results.

The Company relies on unpatented proprietary know-how and other trade secrets of its Global Cell , and employs various methods, including confidentiality agreements with employees and consultants, customers and suppliers to protect our know-how and trade secrets. However, these methods may not afford complete protection and there can be no assurance that others will not independently develop the know-how and trade secrets or develop better production methods than us. Further, we may not be able to deter current and former employees, contractors and other parties from breaching confidentiality agreements and misappropriating proprietary information and it is possible that third parties may copy or otherwise obtain and use our information and proprietary technology licensed, without authorization or otherwise infringe on our intellectual property rights. Additionally, we may license in the future, trade secrets, and similar proprietary rights to third parties. While we attempt to ensure that our intellectual property and similar proprietary rights are protected when entering into business relationships, third parties may take actions that could materially and adversely affect our rights or the value of our intellectual property, similar proprietary rights or reputation. In the future, we may also rely on litigation to enforce our intellectual property rights and contractual rights, and, if not successful, we may not be able to protect the value of our intellectual property. Any litigation could be protracted and expensive and funds may not be available to pursue it.

The Company’s focus during the reported period has been on the development of the optimum organizational environment for the growth of food fish and for the growth of agricultural products on adjacent lands. The major impediments to the successful development and operation of aquacultural and agricultural projects has been the difficulty in control of foods prices, control of energy prices and the control of the price and availability of water.

With regard to the control of food prices, in the creation of the Company’s optimal farm environment, we have developed a new aquaculture food regimen which, while using no antibiotics or chemicals, feeds Tilapia the superfood Moringa and green algae for their first four months in grow-out ponds. These nutrient rich algae and other aquatic plants represent a natural environment while controlling the price of the total amount of food feed to fish during their growing cycle.

We have initiated a test project involving the growth of Moringa for use as fish food and other uses. Research from the National Institutes of Health, a part of the US Department of Health and Human Services indicates that “scientists agree this is the most nutrient dense botanical on earth” weighing in with over 92 verifiable cell-ready nutrients including 46 antioxidants, 36 anti-inflammatories, vitamins, minerals, omega oils and 18 amino acids including nine that are rarely found intact within our present food chain. In 2008 the National Institutes of Health named Moringa the “Botanical of the Year” in celebration of Earth Day.

Although the primary use of Moringa grown in the Company’s initial test will be as processed as food for fish, Moringa has other primary uses. It is sold around the world as a nutraceutical because of it high nutritional and medicinal value. In addition to other content, gram for gram Moringa leaves contain: 4 times the calcium of milk; 3 times the Potassium of bananas; 4 times the vitamin A of carrots; 7 times the Vitamin C of Oranges and 2 times the protein of yogurt. In addition of agricultural feed, it can be used as fertilizer, as pulp wood in making paper as well as in making other products. And, it is used in water purification, killing bacteria and pathogenic germs in polluted water.

Integration of Solar, Agriculture & Aquaculture

The NGE business model addresses the need to maximize the cost savings available from alternative energy sources and to use alternative food sources to create a more viable environment for aquaculture operations.

Solar: Electrical power is a primary product of the Global Cell. Electricity, produced onsite from photovoltaic (“solar cell”) arrays used during daylight hours, to power all plantation operations including pumps, lighting and processing equipment. With excess power fed into the power grid where it is “banked” under the “net metering” provisions established by the U.S. Energy Policy Act 2005 which requires all public electric utilities to offer net metering on request to their customers.

Agriculture: Moringa or other products grown on site are initially used as food for aquaculture operations with additional crops sold for nutraceuticals or as biomass feed stock. Certain agricultural crops are fertilized with fish effluent using nutrient rich water to increase yields of these crops.

Fish: Aquaculture operations are designed to yield a sustainable food source in an environment where live catches decline each year. Processing the fish on site yields both a food fish product and SFO (Straight Fish Oil) which can be used to power Diesel generators or sold. Residue from fish processing is sun-dried and used as fish meal. Fish oil can also be used in the nutritional industry. Effluent from the fish tanks and ponds are used to irrigate the on site crops with a nutrient-rich broth of fertilizer.

MARKET FOR PRODUCTS & SERVICES:

The marketing and sale of the company’s products is subject to successful completion and performance of the Company’s Global Cell Concept and as such the Company has not yet entered any of these markets and there is not assurance that expected production levels will be achieved or that there will be any revenues forthcoming.

Electricity: A primary market opportunity for the Company is to provide electric power generated onsite from both solar power systems and onsite diesel-powered generators fired by renewable, sustainable biofuel. The Company expects that excess power over what it uses will be sold through net metering agreements and/or power purchase agreements with commercial power providers. These agreements are generally site specific and the Company does not yet have any such agreements in place and there is not assurance the sufficient power will be produced to sell.

The Company has done extensive reviews of solar technologies to determine the best currently available technology. It has done initial review and testing of solar technology used with concentrated solar power “CSP” generation and comparison reviews of photovoltaic panel technology. It has developed proposed layouts for CSP systems with thermal storage units which can be used for solar energy production both on and off grid.

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

US Tilapia consumption by weight by year has been:

Year	Metric Tons of Live Weight

2007	437,000
2008	453,264
2009	465,953
2010	579,443
2011	513,361
2012	613,406
2013	660,762
2014	633,759

A report from GLOBEFISH a unit in the Food and Agriculture Organization of the United Nations (“FAO”) Fisheries and Aquaculture Department responsible for information on international fish trade indicates that the popularity of tilapia, including the high value, air-flown fresh fillet, continues to grow among US consumers posting all-time records. Indeed, although imports in all product categories increased in volume only marginally (+2.9%) in 2013, the value of tilapia imports crossed over $1 billion, which is 7% higher than the value of imports in 2012.

 An important market trend for 2013 was that almost 30% more fresh/chilled fillets were imported than compared with 2012, which was a value increase of $195.8 million (+33%). Also in 2013, fresh tilapia fillet supplies from Ecuador declined as farmers moved to more lucrative shrimp farming. The supply shortfall from Ecuador was well compensated by a 30% increase in imports of fresh fillets from Honduras, the leading exporter of fresh tilapia fillets in the US market. Fresh fillet imports also increased from Costa Rica (+54.8%) and Colombia (+46.2%).

 Frozen tilapia fillets made up 76% of the total US tilapia imports in 2013, with a 5% decline in volume recorded but a 2.8% increase in value. Imports of whole frozen tilapia showed significant growth in volume (+50%) and in value (+67%). Major contributors were China, Taiwan Province of China and Panama.

Fishchoice.com Market Report Updated September 2014 indicated that after holding steady for the first six months of the year at record high levels, the price of frozen 5/7 oz. treated tilapia fillets to distributors dipped a dime in July to $2.60/lb. Given that imports from China through June were up 15% to 65,000 metric tons, the weakness is not a surprise. The weakness may be temporary, though. Chinese processors say they are having a harder and harder time finding raw material to process, as some farms have switched to shrimp, which are selling at near record high prices. Facing a shortage of fish, in early September some Chinese processors have raised the delivered price they are quoting importers from $2.15/lb. to $2.25/lb. for 5/7 oz. fillets. China accounted for almost 90% of the U.S. supply of frozen fillets, with Indonesia the only other significant source. Through June, Indonesian exports of tilapia fillets to the U.S. were flat at about 5,500 metric tons. Imports of fresh tilapia fillets through June declined slightly to 13,500 metric tons. The decline would have been worse, but Honduras, the leading supplier of fresh tilapia to the U.S. market, exported 5,250 metric tons of fresh fillets, an increase of 44% over last year. Large new farms in Mexico are also coming on line, as imports of fresh Mexican fillets more than doubled to 1,600 metric tons. Supplies from Ecuador, on the other hand, continue to plummet as farms switch to shrimp. Imports from Ecuador, which until three years ago was the largest fresh tilapia supplier, declined by more than half to just 1,400 metric tons, making Ecuador only the fifth ranking supplier. Pricing for fresh tilapia has held steady for the most part of 2014 at $4.10/lb. to distributors for 5/7 oz. fillets FOB Miami.

Moringa

The market for Moringa has been fragmented and is developing with methods of farming, use and proximity of biomass plants to production. The global market for moringa products was estimated at the recent 3d Global Moringa Meet International Workshop to be over $4 billion.

NEW GLOBAL ENERGY INC. EXPANSION

The Company is focused on internal growth and growth through the acquisition of high-growth firms, assets and properties in the Green market space; industry segments include sustainable agriculture, aquaculture, solar, biofuels and carbon credits. Management is targeting growth stage assets, operations and companies that possess proprietary market edge and demonstrate solid opportunity to scale its business. The Company expects to scale its business through the development of the acquisition of existing farms and through the acquisition of additional farms. The Company believes that it can lower the costs of operations in anticipated acquisition through the construction of the solar generating systems and algae based feeding programs. The Company anticipates that if it is able to improve the metrics associated with the cost of production it will be able to attain a competitive advantage over other farms in that market space.

ITEM 2. PROPERTIES:

The Company owns and operates a large aquaculture operation on two parcels of land totaling 118.9 acres in the Cochella Valley in Southern California. It includes a large working fish farm/hatchery , 90 masonry tanks, 5 wells, 12 earthen ponds, a newly constructed 221 kW-DC Photovoltaic electric generating system estimated to produce 381,267 kWh annually, a second newly constructed 176.25 kW-DC Photovoltaic System, which is estimated to produce 286,996 kWh annually, a fish processing facility, shop facilities, out buildings, generators and various additional equipment and parts inventory.

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

Common Stock

Fiscal 2014	High	Low
First Quarter	$12.00	$5.00
Second Quarter	12.00	5.00
Third Quarter	7.12	4.00
Fourth Quarter	5.50	3.15

Fiscal 2013	High	Low
First Quarter	$8.50	$6.00
Second Quarter	9.00	7.00
Third Quarter	8.00	7.00
Fourth Quarter	7.00	7.00

As of December 31, 2014, there were approximately 752 holders of record of the Company's Common Stock.

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

As of May 20, 2013, the Company had completed incremental acquisitions totaling 30.74% of Aqua Farming Tech, Inc. (“AFT”) from unrelated parties. AFT is a California corporation with aquaculture and agriculture operations in the Coachella Valley in Southern California that operates a large aquaculture operation on two parcels of land totaling 118.9 acres. It includes a large working fish farm/hatchery , 90 masonry tanks, 5 wells, 12 earthen ponds, a newly constructed 221 kW-DC Photovoltaic electric generating system estimated to produce 381,267 kWh annually, a second newly constructed 176.25 kW-DC Photovoltaic System, which is estimated to produce 286,996 kWh annually, a fish processing facility, shop facilities, out buildings, generators and various additional equipment and parts inventory. By the end of 2013, the Company had completed additional incremental acquisitions from unrelated parties bringing its total ownership to 36.69%.

On July 15, 2014 the Company for and in consideration of One Million Two Hundred and Fifty Thousand Forty Three (1,250,043) shares of New Global Energy Inc. common stock, Aquaculture Joint Venture, a Nevada General Partnership, an unrelated third party, assigned a 43.66% Net Revenue Interest in and to the net revenues from the operations of Aqua Farming Tech, Inc. (“AFT”) aquaculture operations in Southern California over a period of time Cash allocable to the Net Revenue Interest is calculated and distributed on a quarterly basis within forty five (45) days after the end of each calendar quarter. Prior to this acquisition, the Company maintained a 36.6% minority interest in AFT.

The Company has determined that the acquisition of this 43.6% profits interest, considering its previously held equity interest (PHEI) the outstanding debt owed by AFT to the Company and implicit variable interest resulting from the Net Revenue Interest, that AFT was a variable interest entity, of which the company was considered the primary beneficiary. Accordingly, the Company consolidated AFT as of July 15, 2014.

On September 5, 2014, for and in consideration of One Million Five Hundred and Twenty-nine Thousand Four Hundred Twelve (1,529,412) shares of New Global Energy Inc. common stock, BioFuel Development Joint Venture, a Nevada General Partnership, and unrelated third party, assigned a Twenty-seven and Thirty-five One Hundredths percent (27.35%) Net Revenue Interest in aquaculture operations of AFT, a California corporation as defined in Farm Development Agreement between AFT and XL BioFuels, Inc. dated July 7, 2009, and a Seven and Six Tenths percent (7.6%) interest in and to a Farm and Crop Lease covering to parcels of land (6.1 and 15.92 acres) in the Coachella Valley in Southern California.

On September 9, 2014, For and in consideration of Four Million Eight Hundred and Seventy-one Thousand Seven Hundred Fifty (4,871,750) shares of New Global Energy Inc. common stock, Global Energy Technology Group, Inc,, a Nevada corporation, and unrelated third party, assigned a Ninety-one and fifty-six one hundredths percent (91.56%) interest in and to a Farm and Crop Lease covering to parcels of land (6.1 and 15.92 acres) in the Coachella Valley in Southern California.

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

Results of Operations for the Fiscal Years ended December 31, 2014 and December 31, 2013

The Company had revenues for the year ended December 31, 2014 of $31,322, compared to no revenues 2013. Selling, general and administrative expenses for the year ended December 31, 2014 were $3,494,048, up from $181,384 for the prior year. The increases were significantly associated with the consolidation of AFT in July 2014 stock based compensation of $2,417,500.

The Company recognizes interest expense and amortization of debt discounts associated with loan transactions which included conversion rights and warrants as described below (see “Financing Activities”) and the derivative liability associated therewith. The Company entered into two loan transactions totaling $200,000 in the year ended December 31, 2012 and a third loan transaction in the original principal amount of $500,000 during the year ended December 31, 2013. All three included conversion rights and warrants. These notes and their provisions resulted in an Interest expense of $190,727 for the year ended December 31, 2014 and of $139,214 for the year ended December 31, 2013, the increase being attributable to the third note added in the year ended December 31, 2013.

We charge the initial valuation of the conversion feature and warrants by offsetting the carrying value of the note up to the principal. Initial derivative values in excess of note principal are immediately charged to interest expense. Derivative valuation charged to interest expense was $6,025,137 in 2014 and $10,763,505 in 2013.

The derivative and warrant liability at December 31, 2014 was $560,110, compared to $11,886,379 at December 31, 2013. The decrease was due to the conversion of notes and warrants in 2014.

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

Liquidity and Capital Resources

	Cash Flows Year Ended
	December 31, 2013	December 31, 2014

Net Cash Used by Operating Activities	$(181,385)	$(584,130)
Net Cash Used by Investing Activities	$(229,500)	$(342,129)
Net Cash Generated by Financing Activities	$423,000	$932,350
Cash Ending Balance	$19,076	$25,008

Although consolidated financials with Aqua Farming Tech, Inc. show revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

Financing Activities

In order to provide for additional operations and for the expansion of existing operations, the Company during the reported period, entered into a Loan Agreement with Bio-Global Resources, Inc., a private unrelated company in the amount of $500,000 due July 19, 2015 with interest at the rate of 6.00% per annum. As of December 31, 2013, the Company had drawn down $350,000 of the face amount of the Loan. Bio-Global Resources, Inc. is entitled to convert any amounts outstanding on the loan into the Company’s common stock at the rate of $0.25 per share. In addition, to the extent funds are drawn against this Loan Agreement, Bio-Global Resources, Inc. is entitled to 200,000 warrants to purchase common shares at a price of $3.00 per share until July 19, 2018. Subsequent to the reported period, the company drew down the balance of the loan and the lender later converted all of the balance to common shares. In addition the Lender has exercised warrants to purchase 75,000 shares. In 2013, the Company issued 400,000 shares upon the conversion of a note payable of $100,000. At the end of 2013, the net carrying value of the note was $40,911. The net carrying value equals the note balance of $350,000 at the end of 2013 minus the unamortized discount of $309,089. Subsequent to the reporting period, in 2014, the outstanding balance was converted to 2,000,000 shares of common stock.

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

Effective January 22, 2015, by Unanimous Consent, the Board of Directors of the Company approved the designation of 25,000 shares of the Company’s Preferred Stock as “Series A Redeemable Convertible Preferred Stock” providing for redemption, conversion and preferences a set out in the Certificate of Designation of Rights, Privileges, Preferences and Restrictions of Series A Redeemable Convertible Preferred Stock of New Global Energy, Inc. file as Exhibit 4.1 with this Form 8-K filed January 22, 2015.

In February 2015, the Company offered to settle $208,000 outstanding under Notes NP#4, NP#5 and NP#6, for 4,160 shares of the Company’s Series A Redeemable Convertible Preferred stock. The Company has designated a total of 25,000 shares of Series A Preferred Stock.

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

The company has acquired Net Revenue interests and crop leases (see Overview of Financial Condition above). In addition, the Company has been reviewing various real property to utilize in its business plan and has been exploring the use of project finance structures to fund such acquisition and development of business activities. The Company expects to enter into such transaction or transactions during the next 12 months. There are currently no transactions under contract and there is no assurance that the company will be able to complete such transactions.

Commitments and Capital Expenditures

The Company had no material commitments for capital expenditures as of December 31, 2014.

Off-Balance Sheet Arrangements

The Company does not have any relationships with entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

D. Brooks and Associates CPA’s, P.A. Certified Public Accountants • Valuation Analyst • Advisors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of New Global Energy, Inc.

We have audited the accompanying consolidated balance sheets of New Global Energy, Inc. as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. New Global Energy, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of New Global Energy, Inc.’s internal control over financial reporting as of December 31, 2014 and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Global Energy, Inc. as of December 31, 2014 and 2013 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses, has incurred negative cash flows from operations and has a working capital deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 1 to the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. Brooks and Associates CPA’s, P.A

West Palm Beach, FL

June 30, 2015

D. Brooks and Associates CPA’s, P.A. 319 Clematis Street Suite 318, West Palm Beach, FL 33401 – (561) 429-6225

New Global Energy, Inc.

Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
Assets
Current assets
Cash	$25,008	$19,076
Accounts receivable	3,661	0
Inventory	43,043	0
Total current assets	71,712	19,076

Property and equipment, net	5,400,251	0

Other assets:
Goodwill	16,182,601	0
Investment in unconsolidated investee	0	1,374,766
Deposits	6,238	0
Total Assets	$21,660,802	$1,393,842

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable-trade	$170,685	$2,000
Accrued expenses	486,052	8,907
Due to related parties	295,558	199
Current portion of long-term debt	812,108	0
Derivative liability	560,110	11,886,379
Total current liabilities	2,324,513	11,897,485

Notes payable, net of current portion and discount	182,157	40,911
Total liabilities	2,506,670	11,938,396

Stockholders' Equity:
Common stock-100,000,000 shares authorized $0.0001 par value; 13,097,365 shares issued and outstanding (2,487,876 in 2013)	1,310	249
Additional paid-in capital	34,108,982	4,358,486
Accumulated deficit	-21,972,929	-14,903,289
Total New Global stockholders' equity	12,137,363	-10,544,554
Non-controlling interest	7,016,769	0
Total stockholders' equity	19,154,132	-10,544,554

Total Liabilities and Stockholders' Equity	$21,660,802	$1,393,842

See Notes to Consolidated Financial Statements.

New Global Energy, Inc.

 Consolidated Statements of Operations

	Year Ended December 31, 2014	Year Ended December 31, 2013

Revenue	$31,322	$0

Costs and Expenses:
Costs of goods sold	162,196	0
Depreciation and Amortization	41,091	0
General and administrative	3,290,761	181,384
Total Operating Costs & Expenses	3,494,048	181,384

Other (Gain) Expense:
Loss on Derivatives	6,025,137	10,763,505
Interest expense	190,727	139,214
Interest income	0	-4,060
Consolidation of equity method investee	-2,642,913
Net loss attributable to equity method investment	192,207	306,848
Total Other Expense	3,765,158	11,205,507

Net loss before income taxes	-7,227,885	-11,205,507
Provision for income taxes	0	0
Net loss	-7,227,885	-11,386,891
Net loss attributable to non-controlling interest	158,246	0
Net loss attributable to New Global	$(7,069,639)	$(11,386,891)

Basic and diluted per share amounts:
Basic and diluted net loss	$(1.06)	$(5.08)
Weighted average shares outstanding (basic & diluted)	6,693,639	2,243,690

See Notes to Consolidated Financial Statements.

New Global Energy, Inc.

Consolidated Statement of Cash Flows

	Year Ended December 31, 2014	Year Ended December 31, 2013

Cash flows from operating activities:
Net Loss	$(7,227,885)	$(11,386,891)
Adjustments required to reconcile net loss to cash used in operating activities:
Depreciation and Amortization	41,091
Net loss attributable to equity method investment	192,207	306,848
Gain on consolidation of previously held equity interest	(2,642,913)	0
Derivative valuation charge (gain)	6,025,137	(68,933)
Gain realized upon conversion of debt	0	(81,763)
Amortization of debt discount	459,089	139,210
Amortization of intangible assets	0	0
Stock issued for services	2,417,500	0
Derivative based interest charge	0	10,909,438
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,224)	0
Increase in interest receivable	0	(4,060)
Increase in accounts payable and accrued expenses	153,869	4,766
Cash used by operating activities:	(584,130)	(181,385)

Cash flows from investing activities:
Advances to Equity investee, net of cash acquired	(326,344)	(229,500)
Purchase of equipment	(15,785)	0
Cash used in investing activities	(342,129)	(229,500)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of warrants	664,850	0
Proceeds of notes payable	137,500	0
Proceeds of convertible note advances	150,000	423,000
Cash provided by financing activities	932,350	423,000

Change in cash	5,932	12,115
Cash-beginning of year	19,076	6,961
Cash-end of year	$25,008	$19,076
Supplemental cash flow information Cash paid during the year for:
Interest	$0	$0
Income taxes	$0	$0
Schedule of non-cash financing activity:
Note principal converted to common stock	$500,000	$100,000
Debt discount recorded at issuance of convertible debt and warrants	$150,000	$73,000
Derivative liability reclassified upon exercise of warrants and conversion of debt	$17,501,406	$2,300,000

See Notes to Consolidated Financial Statements.

New Global Energy, Inc.

 Consolidated Statement of Stockholders' Equity

	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Non-Controlling interest in variable interest entity	Total Equity (Deficit)
Balance at December 31, 2012	1,855,700	$186	$565,493	$(3,516,397)	$0	$(2,950,718)
Stock issued to acquire non-controlling interest in AFT	232,176	23	1,393,033	0	0	1,393,056
Reclassification of derivative liabilities upon conversion of convertible debt	0	0	2,300,000	0	0	2,300,000
Issuance of common stock upon conversion of convertible debt	400,000	40	99,960	0	0	664,803
Net Loss	0	0	0	-11,386,891	0	-11,386,891
Balance at December 31, 2013	2,487,876	249	4,358,486	(14,903,288)	0	(10,544,554)
Stock issued upon exercise of warrants	488,284	49	644,803	0	0	644,852
Issuance of common stock upon conversion of convertible debt	2,000,000	200	499,800	0	0	500,000
Reclassification of derivative liabilities upon conversion of convertible debt and exercise of warrants	0	0	17,501,406	0	0	17,501,406
Stock issued to acquire profits interest in variable interest entity	2,222,032	222	8,687,577	0	7,175,015	15,862,814
Stock issued to acquire farm lease	5,429,173	543	-543	0	0	0
Stock issued for services	470,000	47	2,417,453	0	0	2,417,500
Net Loss	0	0	0	-7,069,639	-158,246	-7,227,885
Balance at December 31, 2014	13,097,365	$1,310	$34,108,982	$(21,972,927)	$7,016,769	$19,154,132

See Notes to Consolidated Financial Statements.

NEW GLOBAL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Background

New Global Energy, Inc. (“NGE” or the “Company”) was organized on January 24, 2012. NGE’s executive offices are located in Brevard County, Florida. The Company is focused on the development of its Global Energy Plantation (“GEP”) Platform which combines alternative energy production, sustainable agriculture and aquaculture. It anticipates the use of non-centralized power plants, primarily concentrated solar power, Jatropha based biofuels and aquaculture operations to produce power for its own use and to feed into the power grid serving local power needs while producing farm grown fish and shrimp as food products. Management has begun to execute this plan through the purchase of a noncontrolling equity interest and rights to majority of profits of Aqua Farming Tech, Inc. (“AFT”). The Company is in the process of raising additional equity capital to support the completion of its acquisition and development activities. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company.

Going Concern: The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had a working capital deficit of $2,252,801 at December 31, 2014 incurred net losses for the fiscal years ended December 31, 2014 and 2013, respectively, and used net cash in operating activities of $584,130 and $181,385 for the fiscal years ended December 31, 2014 and 2013. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

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

Principles of Consolidation: The consolidated financial statements include the accounts of New Global and as of July 15, 2014, AFT of which the company is determined to be the primary beneficiary. All significant inter-company balances and transactions have been eliminated.

Use of Estimates: The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions. Significant estimates included in the accompanying financial statements include judgments regarding the fair value of investments; the valuation of equity based transactions and the valuation of derivative liabilities.

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of December 31, 2014 and 2013.

Inventory: The Company’s inventory consists of live fish and is stated at the lower of cost or market.

Property and Equipment: Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Valuation of Long-Lived Assets: We review the recoverability of our long-lived assets including land, equipment, goodwill and investments, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

Goodwill: Goodwill and other intangible assets are accounted for under ASC 350, “Intangibles—Goodwill and Other.” Goodwill and intangible assets with indefinite useful lives, rather than being amortized, are tested for impairment at least annually, and also following any events and changes in circumstances that might lead to impairment.

Revenue Recognition: The Company recognizes revenue during the period in which fish are delivered to the customer.

Stock Based Compensation: Stock-based awards are accounted for using the fair value method in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC) 718, Share-Based Payments. Our primary type of share-based compensation consists of stock options and warrants. The company had no stock based compensation as of December 31, 2014 and 2013.

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock: We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with FASB ASC 815, Accounting for Derivative Financial Instruments. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock. The Company evaluates stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of FASB ASC 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

Fair Value of Financial Instruments: FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2014 and 2013, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

Level 2: Inputs to the valuation methodology include:

•	Quoted prices for similar assets or liabilities in active markets;
•	Quoted prices for identical or similar assets or liabilities in inactive markets;
•	Inputs other than quoted prices that are observable for the asset or liability;
•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended December 31, 2014 and 2013, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

The following table summarizes assets and liabilities remeasured at fair value on a recurring basis as of December 31, 2014 and 2013:

	December 31, 2014
Description of assets:	Level 1	Level 2	Level 3	Total
None	$-	$-	$-	$-
Description of liabilities:
Derivatives	$-	$-	$560,110	$560,110

	December 31, 2013
Description of assets:	Level 1	Level 2	Level 3	Total
None	$-	$-	$-	$-
Description of liabilities:
Derivatives	$-	$-	$11,886,379	$11,886,379

Earnings per Common Share: We compute net (loss) per share in accordance with FASB ASC 260, Earning per Share. FASB ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period.

For the years ended December 31, 2014 and 2013, the following potentially dilutive securities have been excluded from the calculation of diluted loss per share because their impact was antidilutive.

	2014	2013
Convertible Debt	-	1,400,000
Warrants	117,416	605,700
	117,416	2,005,700

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2012. We are not under examination by any jurisdiction for any tax year. At December 31, 2014 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FASB ASC 740-10.

Certain amounts included in the financial statements for the year ended December 31, 2013 have been reclassified to conform with the current year presentation with no impact on net loss of stockholders’ equity.

Recent Accounting Pronouncements

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-16—Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The effects of initially adopting the amendments in this Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods.

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-17—Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern. The new standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The standard requires management to evaluate, for each reporting period, whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. We do not expect the adoption of the ASU to have a significant impact on our consolidated financial statements.

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

Note 2. Acquisition of Aqua Farming Tech, Inc. (AFT):

On July 15, 2014 the Company issued 1,250,043 shares of its common stock to Aquaculture Joint Venture, a Nevada General Partnership, an unrelated third party, for the assignment of a 43.66% Net Revenue Interest in and to the net revenues from the operations of AFT’s aquaculture operations in Southern California. Cash allocable to the Net Revenue Interest is calculated and distributed on a quarterly basis within forty five (45) days after the end of each calendar quarter. Prior to this acquisition, the Company maintained a 36.6% minority equity interest in AFT.

The Company has determined that the acquisition of this 43.6% Net Revenue Interest, considering its previously held equity interest (PHEI) The outstanding debt owed by AFT to the Company and implicit variable interest resulting from the acquisition of Net Revenue Interest resulted in the Company being the Primary Beneficiary of AFT and consolidating AFT as of July 15, 2014.

The following summarizes the estimated fair value of assets acquired as of the date of the consolidation:

Consideration:
Fair value of Previously Held Equity Interest	$4,035,946
Fair value of Common stock issued to acquire 43.66% NRI	$8,687,798
Total non-cash consideration	$12,723,745
Other consideration:
Assumption of certain liabilities:
Accounts payable	138,964
Accrued expense	353,158
Due related parties	857,058
Current & long-term debt	980,557
Total consideration	14,489,982
Fair Value of Minority Interest as of July 15, 2014	7,175,015
Assets received in exchange:
Cash	6,122
Receivables	1,437
Inventory	43,042
Property & equipment	5,425,557
Deposits	6,238
Total identifiable assets	5,482,396
Goodwill	$16,182,601

Valuation Notes:

On September 5, 2014, the Company issued 1,529,412 shares of its common stock, BioFuel Development Joint Venture, a Nevada General Partnership, and unrelated third party, for the assignment of a Twenty-seven and Thirty-five One Hundredths percent (27.35%) Net Revenue Interest in aquaculture operations of AFT as defined in Farm Development Agreement between Aqua Farming Tech, Inc. and XL BioFuels, Inc. dated July 7, 2009, and an Eight and Forty-Four One Hundredths percent (8.44%) interest in and to a Farm and Crop Lease covering to parcels of land (6.1 and 15.92 acres) in the Coachella Valley in Southern California. Since AFT was consolidated on July 15, 2014, as a result of the company’s acquisition of the net revenue interest, the acquisition of the additional interest was accounted for as an equity transaction with no impact on the total assets of the Company.

On September 9, 2014, The Company issued 4,871,750 shares of its common stock to Global Energy Technology Group, Inc., a Nevada corporation, and unrelated third party for the assignment of a Ninety-one and fifty-six one hundredths percent (91.56%) interest in and to a Farm and Crop Lease covering to parcels of land (6.1 and 15.92 acres) in the Coachella Valley in Southern California. Since AFT was consolidated on July 15, 2014, as a result of the company’s acquisition of the net revenue interest, the acquisition of the additional interest was accounted for as an equity transaction with no impact on the total assets of the Company.

The Company determined that it was the primary beneficiary of AFT based on qualitative and quantitative factors. Specifically, the Company is entitled to a majority of the profits of AFT through its minority equity ownership in AFT and pursuant to Farm Development and Crop Lease agreements between the Company and AFT. The significance of the Company's interest in the Company's future profits were considered in determining that the Company has additional implicit variable interests resulting from its rights, which are disproportionate to its equity ownership. The carrying value of the assets and liabilities of AFT included in the accompanying consolidated balance sheet as of December 31, 2014 are as follows:

Cash	13,226
Receivables	3,661
Inventory	43,042
Property & equipment	5,400,251
Total assets	5,460,180

Accounts Payable	167,457
Accrued Expenses	467,845
Notes Payable	856,765
Due to related parties	295,558
Total Liabilities	1,787,625

Net Deficit	3,672,555

Note 3. Property and Equipment

The Company’s property and equipment consisted of the following as of December 31, 2014 and 2013:

	Useful Lives	2014	2013
Land	Indefinite	$2,128,000	$-
Buildings and Improvements		2,295,812	-
Equipment		889,030	-
Vehicles		128,500	-
		5,441,342	-
Accumulated depreciation		(41,091)	-
Total		$5,400,251	$-

Depreciation and amortization totaled $41,091 for the year ended December 31, 2014.

Note 4. Long-Term Debt:

Convertible Notes Payable

During 2012, we issued two convertible promissory notes totaling $200,000 (NP#1 and NP#2). During 2013 we issued one convertible promissory note for $500,000 (NP# 3). Each of the three notes was issued with warrants and contains both standard dilution (i.e. dividends, stock splits and mergers) and non-standard dilution (price protection) clauses. Pursuant to the terms of the notes, both the exercise price of the warrants and the conversion price of the notes will be reset (“Down Round Provision”) in the event the company issues shares, convertible securities, options or warrants entitling the recipient to subscribe for or purchase shares at a price per share less than the fixed conversion or exercise price then in effect. Accordingly, management determined that the embedded conversion feature should be treated as a derivative and the warrants should be treated as a liability (see discussion of this determination and resulting valuations and accounting for derivatives in Note 4). NP#1 in the amount of $100,000 was fully satisfied upon conversion into common stock.

NP# 2-for $100,000, was issued November 15, 2012, bears interest at 2.50% per annum until paid or converted and matured November 15, 2014. The note allows for incremental draws in order to meet future working capital demands. Any or all of the outstanding balance of the note may be converted at the option of the holder at any time into common stock of the company at an initial conversion price of $0.25 per share. The note was issued with 200,000 detachable warrants that allow the holder to purchase up to a like amount of common stock at an initial exercise prices of $1.00. The warrants carry a three year exercise period that expires November 15, 2015. During 2012, upon of issuance of $27,000 of the convertible notes, the Company bifurcated the embedded conversion feature and recorded a derivative liability of $641,902 (the estimated fair market value at the date of grant based on the Black-Scholes option pricing model) on the convertible notes, $27,000 of which was allocated as debt discount up to the original note principal, and the remainder of $614,902 was charged as interest expense at the date of issuance. During 2013, upon of issuance of an additional $73,000 of the convertible notes, the Company bifurcated the embedded conversion feature and recorded a derivative liability of $1,786,315 (the estimated fair market value at the date of grant based on the Black-Scholes option pricing model) on the convertible notes, $73,000 of which was allocated as debt discount up to the original note principal, and the remainder of $1,713,315 was charged as interest expense at the date of issuance. During 2012, at the inception of the original note facility, the Company recorded a warrant liability of $1,190,276 (the estimated fair market value at the date of grant based on the Black-Scholes option pricing model) on the associated warrants issued, which was offset to interest expense at that date.

On June 19, 2013, in accordance with the original terms of the note, at the option of the note holder, the $100,000 balance of this note was converted at $0.25 per share into 400,000 shares of common stock. At the date of conversion, the entire derivative liability associated with the bifurcated conversion feature of NP #2 was marked-to-market, resulting in an increase of $45,311, to a total derivative liability of $2,381,763 which as reclassified to paid in capital on the date of conversion. The $45,311 change was recorded as a derivative valuation charge in the Consolidated Statement of Operations.

NP# 3-for up to $500,000, was issued July 19, 2013, bears interest at 6.0% per annum until paid or converted and matures July 19, 2015. The note allows for incremental draws in order to meet future working capital demands. Any or all of the outstanding balance of the note may be converted at the option of the holder at any time into common stock of the company at an initial conversion price of $0.25 per share. The note was issued with 200,000 detachable warrants that allow the holder to purchase up to a like amount of common stock at an initial exercise prices of $3.00. The warrants carry a three year exercise period that expires July 19, 2016. At December 31, 2013 the company had drawn down $350,000 and had unused credit of $150,000. During 2013 and the upon of issuance of the convertible notes, the Company bifurcated the embedded conversion feature and recorded a derivative liability of $8,344,373 (the estimated fair market value at the date of grant based on the Black-Scholes option pricing model) on the convertible notes, $350,000 of which was allocated as debt discount up to the original note principal, and the remainder of $7,994,373 was charged as interest expense at the date of issuance. At the same time, the Company recorded a warrant liability of $1,195,072(the estimated fair market value at the date of grant based on the Black-Scholes option pricing model) on the associated warrants issued, which was offset to interest expense at that date.

During 2014 we drew down the remainder of $150,000. The Company bifurcated the embedded conversion feature and recorded a derivative liability of $4,168,076 (the estimated fair market value at the date of grant based on the Black-Scholes option pricing model) on the convertible notes, $150,000 of which was allocated as debt discount up to the original note principal, and the remainder of $4,018,076 was charged to expense at the date of issuance.

On several dates in 2014, in accordance with the original terms of the note, at the option of the note holder, the entire balance of this note was converted at $0.25 per share into 2,000,000 shares of common stock. At the date of conversions, the entire derivative liability associated with the bifurcated conversion feature of NP #3 was marked-to-market, resulting in an increase of $586,293, to a total derivative liability of $14,057,285 which was reclassified to paid in capital on the date of conversion. The $586,293 change was recorded as a derivative valuation charge in the Consolidated Statement of Operations.

A summary of the convertible notes and activity is as follows:

	NP# 1	NP# 2	NP# 3
Issuance Date	01/25/12	11/15/12	07/19/13
Maturity Date	01/25/14	11/15/14	07/19/15
Interest rate	2.95%	2.50%	6.00%
Balance at December 31, 2012	-	27,000	-
Advances	-	73,000	350,000
Conversion to common stock	-	(100,000)	-
Balance at December 31, 2013	$0	$0	$350,000
Advances	-	-	150,000
Conversion to common stock	-	-	(500,000)
Balance at December 31, 2014	$0	$0	$0

Initially, all the notes were fully discounted as a result of the bifurcation of the embedded derivative. The notes are carried net of any unamortized discount. The discount is amortized to interest expense over the remaining term of the notes using the straight-line method. Such amortization resulted in $139,210 and $139,210 being charged to interest expense in 2014 and 2013, respectively.

The balance sheet date carrying value of convertible notes is as follows:

Dec 31, 2013
Outstanding note balances at December 31	$350,000
Less unamortized discount	(309,089)
Carrying Value	$40,911

The remaining carrying value at December 31, 2013 is entirely related to the principal of NP #3, net of the unamortized debt discount. The original maturity of NP #3 was in 2015 however this balance, and an incremental $150,000 issued under this note payable in 2014, was converted in full to common shares during 2014. See further discussion in Note 5.

Conventional Notes Payable

During 2014 the Company signed two unsecured promissory notes with unrelated parties for an aggregate of $200,000. The notes bear interest at 6% per annum and are due one year from the date of issuance. The notes do not contain conversion rights.  As of December 31, 2014, both of these notes  had been paid in full by conversion into the Company’s  Preferred Stock.

At December 31, 2014 and 2013 the Company has recognized $15,528 and $6,408, respectively, in accrued interest expense related to the notes.

As of December 31, 2014 AFT had outstanding notes payable to 3rd parties as follows:

Note payable to bank with a balance of $415,591 with interest at 6.5% Matured December 7, 2014.

Note payable for vehicle financing with a balance of $6,000, accruing interest of 10% due on demand.

Notes payable for solar installation $25,000 with interest at 10% currently due.

Note payable pursuant to 2010 settlement with a balance of $178,361 matured on July 15, 2013.

Note payable for solar system  with a balance of $157,813 with interest at 2.8% due in monthly installments of $4,138 through March of 2018.

Note payable for 3rd party advance of $74,000, with interest at  the rate of 10% currently due.

Note 5. Stockholders' Equity:

Common Stock

We are currently authorized to issue up to 100,000,000 shares of $ 0.0001 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

Recent Issuances:

2014

Shares issued for services: During 2014 we issued 470,000 shares for services to two unrelated entities. The shares were valued at the fair value as of the date of the agreements. The fair value ranged from $5.00 to $5.15 and totaled $2,417,500.

Shares issued upon conversion of debt: During the year ended December 31, 2014 the company issued 2,000,000 shares of common stock upon the conversion of $500,000 in principal due on a convertible note.

Shares issued upon exercise of warrants: During 2014, we issued 400,000 shares upon the exercise of 400,000 warrants at $1.00 per share and received proceeds of $400,000 and we issued 88,284 shares upon the exercise of 88,284 warrants at $3.00 per shares upon which we received $264,850.

Shares issued to acquire Net Revenue Interest and Crop Leases: On July 15, 2014 the Company issued 1,250,043 shares of its common stock to Aquaculture Joint Venture, a Nevada General Partnership, an unrelated third party, for the assignment of a 43.66% Net Revenue Interest in and to the net revenues from the operations of AFT’s aquaculture operations in Southern California. See Note 2.

On September 5, 2014, the Company issued 1,529,412 shares of its common stock, BioFuel Development Joint Venture, a Nevada General Partnership, and unrelated third party, for the assignment of a Twenty-seven and Thirty-five One Hundredths percent (27.35%) Net Revenue Interest in aquaculture operations of AFT as defined in Farm Development Agreement between Aqua Farming Tech, Inc. and XL BioFuels, Inc. dated July 7, 2009, and an Eight and Forty-Four One Hundredths percent (8.44%) interest in and to a Farm and Crop Lease covering to parcels of land (6.1 and 15.92 acres) in the Coachella Valley in Southern California. Since AFT was consolidated on July 15, 2014, as a result of the company’s acquisition of the net revenue interest, the acquisition of the additional interest was accounted for as an equity transaction with no impact on the total assets of the Company.

On September 9, 2014, The Company issued 4,871,750 shares of its common stock to Global Energy Technology Group, Inc., a Nevada corporation, and unrelated third party for the assignment of a Ninety-one and fifty-six one hundredths percent (91.56%) interest in and to a Farm and Crop Lease covering to parcels of land (6.1 and 15.92 acres) in the Coachella Valley in Southern California. Since AFT was consolidated on July 15, 2014, as a result of the company’s acquisition of the net revenue interest, the acquisition of the additional interest was accounted for as an equity transaction with no impact on the total assets of the Company.

2013

In April 2013 we issued 232,176 shares of common stock valued at the fair value of $6.00 per share, with an aggregate value of $1,393,056 for the acquisition of approximately 35.19% of Aqua Farming Tech (AFT) common stock (see note 5).

In June 2013 we issued 400,000 shares upon the conversion of a note payable for $100,000. The common shares issued in this conversion were valued at $6.00 per share. See Note 3.

Warrants

In conjunction with the June 2012 common stock offering, a total of 5,700 Class “A” Warrants and 5,700 Class “B” Warrants were issued to the individuals who purchased common stock. The A warrants are exercisable at $5.50 per share. The B warrants are exercisable at $6.00 per share. The A warrants have an exercise term of 1 year while the B warrants have a term of 3 years within which to exercise. Either series may be redeemed by the Company at $0.10 per warrant if the average mean bid and asked prices per share have been at least $7.50 on each of the 20 consecutive trading days ending on the third day before notice.

In conjunction with issuance of two convertible notes payable in 2012, (see Note 3), a total of 400,000 detachable warrants were issued with an exercise price of $1.00 per share, all for a term of 3 years from the date of issue. In conjunction with issuance of two convertible notes payable in 2013, (see Note 3), a total of 200,000 detachable warrants were issued with an exercise price of $1.00 per share, all for a term of 3 years from the date of issue. The exercise price of these warrants is to be adjusted in the event that the Company issues or sells any shares of common stock, options, warrants or any convertible instruments (other than exempted issuances) at an effective price per share which is less than the exercise price of these warrants. Accordingly, in accordance with FASB ASC 815, the Company has accounted for these warrants as derivative liabilities (See Note 4).

The following table summarizes common stock warrants issued and outstanding:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (months)	Aggregate intrinsic value*
Warrants outstanding at December 31, 2012	411,400	$1.13	2.45	$2,002,850
Granted	200,000	$3.00		$600,000
Expired	(5,700)	$5.50		$2,850
Warrants outstanding at December 31, 2013	605,700	$1.71	1.8	$2,600,000
Exercised	(488,284)	$1.36
Lapsed	-	-
Warrants outstanding at December 31, 2014	117,416	$3.15	18.0	$212,260
Warrants exercisable at December 31, 2014	117,416	$3.15	18.0	$212,260

_____________

* Amount by which the fair value of the stock at the balance sheet date exceeds the exercise price

The following table summarizes the status of the Company's aggregate warrants as of December 31, 2014:

Range of exercise prices	Shares	Weighted average remaining life in months
$3.00	111,716	18.6
$6.00	5,700	5.6
Total Warrants	117,416

Note 6. Derivative and Warrant Liabilities

Embedded Conversion Feature

To properly account for the convertible notes payable discussed in Note 3, the Company performed a detailed analysis to obtain a thorough understanding of the transaction. The Company reviewed FASB ASC 815, to identify whether any equity-linked features in the notes are freestanding or embedded. The notes were then analyzed in accordance with FASB ASC ASC 815 to determine if the embedded conversion feature should be bifurcated and accounted for at fair value and remeasured at fair value in income. The Company determined that the embedded conversion features met the requirements for bifurcation pursuant to FASB ASC 815 due to the “Down Round Provision” and therefore accounted for the embedded conversion features of the notes as derivative liabilities. Changes in fair value of the derivative financial instruments are recognized in the Company’s consolidated statement of operations as a derivative valuation gain or loss.

The calculated value of the embedded conversion feature resulted in a value greater than the value of the debt and as such, the total discount was limited to the original value of the related note principal. The convertible debt is recorded net of the discount. Any excess value of the initial derivative liability over the discount amount was charged to expense at the date of the notes’ inception.

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

The aggregate fair value of the warrants and the conversion feature was determined to be $560,110 and $0, respectively, at December 31, 2014. The following table summarizes the changes in the derivative liabilities for 2013 and 2014 and as of December 31 of each year:

	Totals	Warrants	Conversion Feature
Fair value at December 31, 2012	3,004,637	2,363,878	640,759
Initial fair value-incremental issuance of NP#2	1,786,315	-	1,786,315
Initial fair value-issuance of NP#3 and warrants	9,546,123	1,195,072	8,351,051
Adjustments to fair value at date of conversion-NP#2	(45,311)	-	(45,311)
Conversion of NP#2	(2,381,763)	-	(2,381,763)
Adjustments to fair value at December 31, 2013	(23,622)	(16,945)	(6,677)
Fair value at December 31, 2013	$11,886,379	$3,542,005	$8,344,374
Initial fair value-incremental issuance of NP#2	4,168,076	-	4,168,076
Adjustments to fair value upon exercise of warrants	(81,384)	(81,384)	-
Exercise of warrants	(3,097,896)	(3,097,896)	-
Adjustments to fair value at dates of conversion-NP#3	586,293	-	586,293
Conversion of NP#3	(14,057,285)	-	(14,057,285)
Adjustment to fair value at December 31, 2014	1,155,927	197,385	958,542
Fair value at December 31, 2014	$560,110	$560,110	$0

Note 7. Income Taxes

The provision for income taxes for the periods ended December 31, 2014 and 2013 assumes a 34% effective tax rate for federal income taxes. The company has no state tax liability.

	December 31,
	2014	2013

Currently payable:
Federal	$0	$0
Taxable income-Federal	$0	$0

State	$0	$0
Taxable income-State	$0	$0

Total currently payable	$0	$0

The company has deferred tax assets at December 31, 2014 and 2013 as follows:

	Dec 31, 2014	Dec 31, 2013
Individual components giving rise to the deferred tax assets are as follows:
Future tax benefit arising from net operating loss carryovers	$1,726,190	$472,469
Less valuation allowance	(1,726,190)	(472,469)
Net deferred	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the fiscal years ended December 31, 2014 and 2013, respectively, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

At December 31, 2014, the Company had approximately $4,000,000 in Federal and State tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in 2032. Pursuant to Internal Revenue Code Section 382, the future utilization of our net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

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

Note 8. Related Party Transactions

As of December 31, 2014, AFT owed certain stockholders $293,558 and such amounts are noninterest bearing and due on demand.

During the years ended December 31, 2014 and 2013, the Company paid professional fees totaling $243,000 and $106,200, respectively to an entity owned by its chair and chief executive officer.

Note 9. Subsequent Events:

In February 2015, the Company and Bio-Global Resources agreed to settle $208,000 of the outstanding notes under Notes NP#4, NP#5 and NP#6, in exchange for issuing 4,160 shares of the Company’s Series A Redeemable Convertible Preferred stock to Bio-Global Resources. Subsequently Bio-Global Resources purchased an additional 7,656 shares at a price of $25.00 per share.

On May 11, 2015, the Company’s Board of Directors approved the acquisition of certain technologies through three agreements including an exclusive license to VIP Patient Management Software System (Electronic Medical Records (EMR) and Electronic Health Records (EHR) Platforms) an exclusive license to Canacard Patient Management Systems Software, a HIPAA compliant platform that manages end-to-end transactions involved in providing safe access to controlled substances. The exclusive license from ALTERNATE HEALTH, INC., and is for a period of 20 years for the United States and Puerto Rico. This software is included under the International Patent Application PCT/CA2014/050890. The Company agreed to issue 1,500,000 commons shares for these licenses as well as warrants to purchase an additional 1,100,000 at a price equal to 50% of the market price on the day of issue. There is additional consideration of $1,500,000 due when as and if funding of operations under these licenses is closed.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of December 31, 2014 due to the lack of sufficient personnel to assure segregation of duties and lack of a GAAP accounting professional on staff. Management with the assistance of its Securities Counsel will closely monitor all future filings to ensure completeness of all Company filings.

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

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control -- Integrated Framework. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of December 31, 2014 due to the following: Company's disclosure controls and procedures were not effective as of December 31, 2014 due to the lack of sufficient personnel to assure segregation of duties and the lack of a GAAP accounting professional on staff. As a result, we did not adequately test whether our financial activity level controls or our information technology general controls were operating sufficiently to identify a deficiency, or combination of deficiencies, that may result in a reasonable possibility that a material misstatement of the financial statements would not be prevented or detected on a timely basis. In addition, we did not properly evaluate the accounting and valuation for certain convertible debt and the equity linked instruments embedded within convertible debt. Furthermore, we did not properly evaluate the requirement to provide summary financial data of our significant equity method investee. While Management has reviewed the financial statements and underlying information included in this Annual Report on Form 10-K in detail and believes the procedures performed are adequate to fairly present our financial position, results of operations and cash flows for the periods presented in all material respects, the deficiency in accounting personnel that existed in fiscal 2014 could have led to an error in the original accounting of the estimated fair market value of certain equity instruments.

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

While we have not yet remediated these material weaknesses, we will continue our remediation efforts during fiscal 2016.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The directors and executive officers of the Company for the reported period are as follows:

Name	Age	Position

Perry D. West	68	Director, Chairman of the Board and CEO/President

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

Note 11. Certain Relationships and Related Transactions

During the years ended December 31, 2014 and 2013, the Company paid related parties for the following expenses:

	Consulting Fees
	Years Ending
Related Party	December 31, 2014	December 31, 2013

Perry Douglas West Chartered	$243,000	$106,200

Perry Douglas West Chartered is wholly owned by Perry D. West, who serves as President, CEO and Chairman of the Company.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the chief executive officer of the Company, December 31, 2014 and 2013:

		Summary Compensation Table
		Annual Compensation			Payouts
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation	Underlying Options	All Other Compensation
Perry D. West, President/CEO	2014*	0	0	0	0	0

______________

*Mr. West received separate attorneys fees for legal and consulting work performed for the Company during the year.

Options/Stock Appreciation Rights:

There were no stock options and stock appreciation rights ("SARs") granted to executive officers during the fiscal year ended December 31, 2014 (since inception).

Note: No bonus has been paid or distributed in this reporting period or fiscal 2014.

Director Compensation

The Company does not have any standard arrangements pursuant to which directors of the Company are compensated for services provided as a director. All directors are entitled to reimbursement for expenses reasonably incurred in attending Board of Directors' meetings. There have been no distributions of Stock to the Board Members as of the end of December 31, 2014 (since inception)

Compensation Agreements, Termination of Employment and Change-in-Control Arrangements:

Compensation Committee Interlocks and Insider Participation. The Company’s Directors act as its compensation committee. During the year ended December 31, 2014, none of the Company’s officers was a Director of another entity, which other entity had one of its executive officers serving as one of the Company’s Directors.

Compensation of Directors During Year Ended December 31, 2014. The Company does not compensate its Directors for acting as such.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information concerning ownership of common stock, as of December 31, 2014, by each person known by the Company to be the beneficial owner of more than 5% of the common stock, each director and executive officer, and by all directors and executive officers of the Company as a group.

Name of beneficial owner	Status	Shares Beneficially Owned	Percentage of Class

Perry D. West	Director, President and CEO	1,000,000	7.39%
BioGlobal Resources, Inc.	Related Person	1,061,630	7.85%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Directors

Perry D. West	Director, Chairman, President and CEO

Bio-Global Resources, Inc.	Related person

Perry D. West. At inception Mr. West purchased 1,000,000 shares of the company’s common stock for $1,000.00

Bio-Global Resources, Inc., a third party unrelated company converted $100,000 of a convertible promissory note to 100,000 common shares of the company at a conversion price of $1.00 per share. It later entered into a second loan transaction of $100,000. In order to provide for additional operations and for the expansion of existing operations, the Company during the reported period, entered into a Loan Agreement with Bio-Global Resources, Inc., a private unrelated company in the amount of $500,000 due July 19, 2015 with interest at the rate of 6.00% per annum. There were additional notes funded by Bio-Global Resources, Inc. to New Global Energy, Inc. All of these notes have been paid.

(see Financing Activities in Management’s Discussion and Analysis)

ITEM 14. PRINCIPAL ACCOUNTANT FEEES AND SERVICES

(1) Audit Fees: The Company’s current principal accountant has billed for Audit services $45,000 for the Years ended 2014 and 2013.

(2) Audit Related Fees:

None

(3) Tax Fees:

None

(4) All Other Fees:

None

PART IV - OTHER INFORMATION

ITEM 15. Exhibits, Financial Statement Schedules.

a) Exhibits

3.1	Articles of Incorporation. (Incorporated by reference-S-1 Registration)
3.2	By Laws (Incorporated by reference-S-1 Registration)
4.1	Class A Warrant Certificate (Incorporated by reference-S-1 Registration)
4.1	Class B Warrant Certificate (Incorporated by reference-S-1 Registration)
5.1	Opinion of Legality (Incorporated by reference-S-1 Registration)
10.1	Convertible Promissory Note with Warrants (Incorporated by reference-S-1 Registration)
10.2	Legal Services Agreement (Incorporated by reference-S-1 Registration)
10.3	Intellectual Property Agreement (Incorporated by Reference from 8-K 5/12/15
10.4	License Agreement (Incorporate by Reference from 8-K 5/12/15
10.5	Serices Agreement (Incorporated by Reference from 8-K 5/12/15
23	Consents of Experts and Counsel
23.1.2	Hartley Moore Accountancy Corporation
31.1	Section 302 Certification By Chief Executive Officer and Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW GLOBAL ENERGY, INC.

Dated: July 1, 2015	By:	/s/ Perry D. West
Perry D. West
CEO and Director

