Form 10-Q
period 2015-03-31
New Global Energy, Inc.
filed 2015-07-16
CIK 1543083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANTTO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, par value $.0001 per share 13,097,365 outstanding shares as of March 31, 2015.

NEW GLOBAL ENERGY, INC.

ITEM 1. FINANCIAL STATEMENTS

New Global Energy, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current assets
Cash	$13,760	$25,008
Accounts receivable	0	3,661
Inventory	6,000	43,043
Total current assets	19,760	71,712

Property & equipment, net	5,378,799	5,400,251

Other assets:
Goodwill	16,182,601	16,182,601
Deposits	6,238	6,238
Total other assets	16,188,839	16,188,839

Total Assets	$21,587,398	$21,660,802

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable-trade	$174,696	$170,685
Accrued expenses	496,120	486,052
Due to related parties	350,558	295,558
Current portion of long-term debt	287,722	812,108
Derivative liability	415,006	560,110
Total current liabilities	1,724,102	2,324,513

Notes payable, net of current portion	510,848	182,157
Total liabilities	2,234,950	2,506,670

Stockholders' Equity:
Preferred stock-20,000,000 authorized $0.0001 par value 6,816 issued and outstanding (liquidation preference of $1,022,400)	1	0
Common stock-100,000,000 authorized $0.0001 par value 13,097,365 issued & outstanding	1,310	1,310
Additional paid-in capital	36,442,512	34,108,982
Accumulated deficit	(24,067,184)	(21,972,929)
Total New Global stockholders' equity	12,376,639	12,137,363
Non-controlling interest	6,975,809	7,016,769
Total stockholders' equity	19,352,448	19,154,132

Total Liabilities & Stockholders' Equity	$21,587,398	$21,660,802

See notes to unaudited condensed consolidated financial statements.

New Global Energy, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014 (restated)

Revenue	$20,247	$0

Costs & Expenses:
Costs of goods sold	65,660	0
Depreciation & Amortization	33,328	0
General & administrative	180,966	90,748
Total Operating Costs & Expenses	279,954	90,748

Other (Gain) Expense:
Derivative valuation (gain) charge	(145,104)	6,272,480
Interest expense & amortization of debt discount	27,880	120,757
Interest income	0	(4,919)
Loss on settlement of debt	1,992,732	0
Net loss from equity method investment	0	33,804
Total Other Expense	1,875,508	6,422,122

Loss before income taxes	(2,135,215)	(6,512,870)
Provision for income taxes	0	0
Net loss	(2,135,215)	(6,512,870)
Net loss attributable to non-controlling interest	40,960	0
Net loss attributable to New Global	$(2,094,254)	$(6,512,870)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.16)	$(2.40)

Weighted average shares outstanding (basic & diluted)	13,097,365	2,709,704

See notes to unaudited condensed consolidated financial statements.

New Global Energy, Inc.
Condensed Consolidated Statement of Cash Flows
(unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014 (restated)
Cash flows from operating activities:
Net Loss	$(2,135,215)	$(6,512,870)
Adjustments required to reconcile net loss
to cash used in operating activities:
Net loss from to equity method investment	0	33,804
Derivative valuation charge (gain)	(145,104)	6,272,480
Loss realized upon conversion of debt	1,992,732	0
Amortization of debt discount	0	114,126
Depreciation and amortization	33,328	0
Changes in operating assets and liabilities:
Decrease in accounts receivable	3,661	0
Increase in interest receivable	0	(4,919)
Decrease in inventory	37,043	0
Increase in accounts payable	3,849	0
Increase in accrued expenses	10,228	6,632
Cash used in operating activities:	(199,478)	(90,747)

Cash flows from investing activities:
Advances to equity method investee	0	(135,000)
Purchase of equipment	(11,875)	0
Cash used in investing activities	(11,875)	(135,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	0	72,000
Proceeds of notes payable	259,800	0
Proceeds of convertible note advances	0	150,000
Payments on long-term debt	(114,695)	0
Payments made on related party debt	55,000	0
Cash provided by financing activities	200,105	222,000

Change in cash	(11,248)	(3,747)
Cash-beginning of period	25,008	19,076
Cash-end of period	$13,760	$15,329
Cash paid during the period for:
Interest	$0	$0
Income taxes	$0	$0

Supplemental Cash Flow Disclosure of non-cash activity:
Fair value of preferred/common stock issued upon settlement of debt	$2,333,530	$3,440,745
Derivative liability eliminated upon debt conversion	$0	$3,418,304
Note principal converted to common stock	$0	$104,265
Net gain on conversion of notes payable and derivative liability	$510,841	$81,824
Debt discount recorded at issuance of convertible debt and warrants	$0	$150,000
Fair value of common stock issued upon exercise of warrants	$0	$432,000
Derivative liability eliminated upon exercise of warrants	$0	$412,216
Net gain on exercise of warrants and derivative liability	$445,332	$52,216

See notes to unaudited condensed consolidated financial statements.

New Global Energy, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(unaudited)

							Non-
							Controlling
							interest in
					Additional		variable
	Preferred Stock		Common Stock		paid-in	Accumulated	interest	Total
	Shares	Amount	Shares	Amount	capital	Deficit	entity	Equity
Balance at December 31, 2014		$0	13,097,365	$1,310	$34,108,982	$(21,972,929)	$7,016,769	$19,154,132
Preferred stock issued to settle debt	6,816	1	0	0	2,333,530	0	0	2,333,531
Net Loss	0	0	0	0	0	(2,094,254)	(40,960)	(2,135,214)
Balance at March 31, 2015	6,816	$1	13,097,365	$1,310	$36,442,512	$(24,067,184)	$6,975,809	$19,352,448

See notes to unaudited condensed consolidated financial statements.

NEW GLOBAL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

Note 1. Organization and nature of operations:

Background

New Global Energy, Inc. ("NGE" or the "Company") was organized on January 24, 2012. NGE's executive offices are located in Brevard County, Florida. The Company is focused on the development of its Global Energy Plantation ("GEP") Platform which combines alternative energy production, sustainable agriculture and aquaculture. It anticipates the use of non-centralized power plants, primarily concentrated solar power, Jatropha based biofuels and aquaculture operations to produce power for its own use and to feed into the power grid serving local power needs while producing farm grown fish and shrimp as food products. Management has begun to execute this plan through the purchase of a noncontrolling equity interest and rights to majority of profits of Aqua Farming Tech, Inc. ("AFT"). The Company is in the process of raising additional equity capital to support the completion of its acquisition and development activities. The Company's activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company.

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

While the Company is attempting to commence operations and generate revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2014, which was derived from audited financial statements, and the unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended December 31, 2014, included in the Company's Annual Report on Form 10-K covering that period.

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2015 and 2014. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions. The results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year or any future period.

Earnings per Common Share: We compute net (loss) per share in accordance with FASB ASC 260, Earning per Share. FASB ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. For the interim periods ended March 31, 2015 and 2014, the following potentially dilutive securities have been excluded from the calculation of diluted loss per share because their impact was antidilutive.

	March 31, 2015	March 31, 2014
Preferred Stock	981,504	0
Convertible Debt	0	2,000,000
Warrants	117,416	528,000
Carrying value at end of year	1,098,920	2,528,000

 Reclassification

Certain amounts from the prior period have been reclassified to conform to the current period presentation

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Currently, debt issuance costs are recognized as deferred charges and recorded as other assets. The guidance is effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted and is to be implemented retrospectively. Adoption of the new guidance will only affect the presentation of the Company's consolidated balance sheets and will have no impact to our financial statements.

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

Note 3. Stockholders' Equity:

Current Authorization

We are currently authorized to issue up to 100,000,000 shares of $ 0.0001 par value common stock and 20,000,000 preferred stock.. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

Recent Issuances

Shares issued in settlement of debt: In February and March 2015 we issued a total of 6,816 shares of Series "A" Preferred stock in settlement of $340,800 of principal due on notes payable. The shares were valued at fair value using an Option Pricing model coupled with the Equity Allocation method. The resultant value of $2,333,531 was derived using the following significant assumptions:

Risk free interest rate	.49% to .70%
Expected volatility	82% to 90%
Expected years to liquidity	2 years
Expected dividend yield	0%

Each share of Series A Preferred Stock shall be convertible, at the option of the holder, at any time into such number of fully paid and non-assessable shares of Common Stock as is determined by multiplying the number of issued and outstanding shares of the Corporation's Common Stock by .0000110. Provided however, that such number of common shares into which each share of Series A Stock may be converted shall not exceed 220. As of March 31, 2015 each share would convert into approximately 144 common shares. The shares are entitled to a liquidation preference of $150 per share and dividends on a pro-rata basis with the common if and when declared.

Note 4. Derivative Warrant Liabilities:

The aggregate fair value of the derivative liability arising from the warrants was determined to be $415,006 at March 31, 2015.

The Company values its warrant derivatives and simple conversion option derivatives using the Black-Scholes option-pricing model. Assumptions used include:

•	risk-free interest rate- 0.15%-.0.36%
•	warrant life is the remaining contractual life of the warrants,
•	expected volatility-319% to 329%,
•	expected dividends-none
•	exercise prices as set forth in the agreements,
•	common stock price of the underlying share on the valuation date, and
•	number of shares to be issued if the instrument is converted

The following table summarizes the derivative liabilities included in the balance sheet:

Warrants
Fair value at December 31, 2014	$560,110
Adjustments to fair value at March 31, 2015	(145,104)
Fair value at March 31, 2015	$415,006

Note 5. Current Loan Activity:

During the quarter ended March 31, 2015 the Company borrowed $259,800 from a related party through a series of three $100,000 unsecured promissory notes. The notes bear interest at 4% and are payable one year from the date of issuance. During the quarter $137,500 of previously issued notes and $203,300 of the new notes were settled by the issuance of 6,816 shares of preferred stock valued at $2,333,531. As of March 31, 2015 $56,500 remains outstanding. As of March 31, 2015 the Company had unused credit of $2,700 on these notes.

On March 10, 2015 the Company executed an extension and new loan agreement with First General Bank consolidating the existing principal balance of $466,312 and accrued interest and other fees of $39,866 for a total of $506,178. The note bears interest at 6.5% and requires monthly payments of $3,449. The entire amount is due on March 10, 2017 and is secured by the property and equipment of AFT.

Note 6. Fair Value Measurements:

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of March 31, 2015:

	March 31, 2015
Description of assets:	Level 1	Level 2	Level 3	Total
None	$-	$-	$-	$-
Description of liabilities:
Derivatives	$-	$-	$415,006	$415,006

Note 7. Subsequent Events:

On May 11, 2015, the Company's Board of Directors approved the acquisition of certain technologies through three agreements including an exclusive license to VIP Patient Management Software System (Electronic Medical Records (EMR) and Electronic Health Records (EHR) Platforms) an exclusive license to Canacard Patient Management Systems Software, a HIPAA compliant platform that manages end-to-end transactions involved in providing safe access to controlled substances. The exclusive license from ALTERNATE HEALTH, INC., and is for a period of 20 years for the United States and Puerto Rico. This software is included under the International Patent Application PCT/CA2014/050890. The Company agreed to issue 1,500,000 commons shares for these licenses as well as warrants to purchase an additional 1,100,000 at a price equal to 50% of the market price on the day of issue. There is additional consideration of $1,500,000 due when as and if funding of operations under these licenses is closed.

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

Overview and Financial Condition

New Global Energy, Inc. ("NGE" or the "Company") is a sustainable agriculture and aquaculture company organized as a Wyoming corporation on January 24, 2012 with executive offices located in Brevard County, Florida. The Company focuses on the use of advanced technology and farming techniques with the goal of increasing production and decreasing costs. The Company is focused on internal growth and growth through the acquisition of high-growth firms, assets and properties in the Green market space; industry segments include sustainable agriculture, aquaculture, solar, biofuels and carbon credits. Management is targeting growth stage assets, operations and companies that possess proprietary market edge and demonstrate solid opportunity to scale their business. We expect to pursue special opportunities that are anticipated to accelerate shareholder value by consolidating certain tiers of the $5 Trillion per year fragmented Green and Renewable Energy industry.

The first portion of the Company's development included the development of its Global Energy Plantation ("GEP") using its Global Cell concept which combines alternative energy (source of usable energy intended to replace fuel sources without the undesired consequences of the replaced fuels) production, sustainable agriculture (practice of farming using principles of ecology, the study of relationships between organisms and their environment) and aquaculture (the farming of aquatic organisms such as fish, crustaceans, molluscs and aquatic plants). It uses non centralized power plants, primarily solar power and aquaculture operations to produce power for its own use and to feed into the power grid serving local power needs while producing farm grown fish and shrimp as food products.

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

By the end of 2013, the Company had completed incremental acquisitions of Aqua Farming Tech, Inc. ("AFT") bringing its total ownership to 36.69%. AFT is a California corporation with aquaculture and agriculture operations in the Coachella Valley in Southern California that operates a large aquaculture operation on two parcels of land totaling 118.9 acres. On July 15, 2014 the Company acquired a 43.66% Net Revenue Interest in and to the net revenues from the operations of AFT's aquaculture operations in Southern California. Cash allocable to the Net Revenue Interest is calculated and distributed on a quarterly basis within forty five (45) days after the end of each calendar quarter. The Company has determined that the acquisition of this 43.6% Net Revenue Interest, considering its previously held equity interest (PHEI), The outstanding debt owed by AFT to the Company, and implicit variable interest resulting from the acquisition of Net Revenue Interest resulted in the Company being the Primary Beneficiary of AFT and consolidating AFT as of July 15, 2014.

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

Results of Operations for the Three Months ended March 31, 2015 compared to March 31, 2014

The Company had revenues for the three month period ended March 31, 2015 of $20,247 up from revenues of $0 for the same period the prior year. Selling, general and administrative expenses for the same three months ended March 31, 2015 were $279,954, up from $90,748 for the same period the prior year. The increases were significantly associated with the consolidation of the Company's financial statements with Aqua Farming Tech, Inc.

We charge the initial valuation of the conversion feature and warrants by offsetting the carrying value of the note up to the principal. Initial derivative values in excess of note principal are immediately charged to interest expense. Derivative valuation charged to interest expense was ($145,104) for the three months ended March 31, 2015 down from $6,272,480 for the same period the prior year with the decrease substantially due to the conversion and payment of notes prior to the reported period. This significant decline in derivative valuation charge resulted in a decline in Net Loss for the reported period to ($2,094,524) from ($6,512,870) for the same period the prior year.

Emerging Growth Company:

We qualify as an "emerging growth company" under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period.

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

	Cash Flows Three Months Ended
	March 31, 2015	March 31, 2014

Net Cash Used by Operating Activities	$(199,478)	$(90,747)
Net Cash Used by Investing Activities	$(11,875)	$(135,000)
Net Cash Provided by Financing Activities	$200,105	$222,000
Cash Ending Balance	$13,760	$15,329

Although consolidated financials with Aqua Farming Tech, Inc. show revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate revenues.

Financing Activities

During the three months ended March 31, 2015, The Board of Directors of the Company approved the designation of 25,000 shares of the Company's Preferred Stock as "Series A Redeemable Convertible Preferred Stock" providing for redemption, conversion and preferences a set out in the Certificate of Designation of Rights, Privileges, Preferences and Restrictions of Series A Redeemable Convertible Preferred Stock of New Global Energy, Inc. file as Exhibit 4.1 with this Form 8-K filed January 22, 2015.

In February and March 2015, the Company settled $340,800 of debt for 6,816 shares of the Company's Series A Redeemable Convertible Preferred stock. The Company has designated a total of 25,000 shares of Series A Preferred Stock. The Company showed a loss upon the settlement of this debt of $1,992,732 based on the fair value of the preferred stock.

For the three months ended March 31, 2015, net cash provided from financing activities was $200,105.

The Company has historically met its cash needs through a combination of cash flows from operating activities along with long and short term borrowings and through the sale of its stock.

During the Company's fiscal quarter ending March 31, 2015, the Company borrowed an additional $259,800 from Bio-Global Resources, a private unrelated company, for operating capital under three Promissory Notes carrying interest at the rate of 4% and due and payable one year from the date of the notes. These notes carried no conversion or warrant provisions.

Contractual Obligations

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

Subsequent to the end of the reported period, on May 11, 2015, the Company's Board of Directors approved the acquisition of certain technologies through three agreements including an exclusive license to VIP Patient Management Software System (Electronic Medical Records (EMR) and Electronic Health Records (EHR) Platforms) an exclusive license to Canacard Patient Management Systems Software, a HIPAA compliant platform that manages end-to-end transactions involved in providing safe access to controlled substances. The exclusive license from ALTERNATE HEALTH, INC., and is for a period of 20 years for the United States and Puerto Rico. This software is included under the International Patent Application PCT/CA2014/050890. The Company agreed to issue 1,500,000 commons shares for these licenses as well as warrants to purchase an additional 1,100,000 at a price equal to 50% of the market price on the day of issue. There is additional consideration of $1,500,000 due when as and if funding of operations under these licenses is closed.

Commitments and Capital Expenditures

The Company had no material commitments for capital expenditures as of March 31, 2015.

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

The Company issued no shares of its common stock during the reported period.

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

NEW GLOBAL ENERGY, INC.

July 15, 2015	By:	/s/ Perry West
Perry West
CEO an Director

