Form 10-Q
period 2015-06-30
New Global Energy, Inc.
filed 2015-08-14
CIK 1543083

UNITED STATES

SECURITIESAND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANTTO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From__________ to __________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, par value $.0001 per share 13,097,365 outstanding shares as of August 3, 2015.

NEW GLOBAL ENERGY, INC.

ITEM 1. FINANCIAL STATEMENTS

New Global Energy, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash	$6,511	$25,008
Accounts receivable	0	3,661
Inventory	6,000	43,043
Total current assets	12,511	71,712

Property & equipment, net	5,304,568	5,400,251

Other assets:
Goodwill	16,182,601	16,182,601
Deposits	6,238	6,238
Total other assets	16,188,839	16,188,839

Total Assets	$21,505,918	$21,660,802

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable-trade	$230,802	$170,685
Accrued expenses	472,061	486,054
Due to related parties	293,558	295,558
Current portion of long-term debt	344,722	812,108
Derivative liability	331,307	560,110
Total current liabilities	1,672,452	2,324,513

Notes payable, net of current portion	495,039	182,157
Total liabilities	2,167,491	2,506,670

Stockholders' Equity:
Preferred stock-20,000,000 shares authorized $0001 par value
11,816 shares issued and outstanding (liquidation preference of $1,772,400)	1	0
Common stock-100,000,000 shares authorized $0.0001 par value
13,097,365 shares issued & outstanding	1,310	1,310
Additional paid-in capital	36,692,512	34,108,982
Common stock subscriptions receivable	(94,500)	0
Accumulated deficit	(24,051,032)	(21,972,927)
Total New Global stockholders' equity	12,548,291	12,137,363
Non-controlling interest	6,790,136	7,016,769
Total stockholders' equity	19,338,425	19,154,132

Total Liabilities & Stockholders' Equity	$21,505,918	$21,660,802

See notes to unaudited condensed consolidated financial statements.

New Global Energy, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Revenue	$9,391	$0	$29,638	$0

Costs & Expenses:
Costs of goods sold	77,364	0	143,024	0
Depreciation & Amortization	62,356	0	95,684	0
General & administrative	80,970	95,589	261,936	186,337
Total Operating Costs & Expenses	220,691	95,589	500,645	186,337

Other (Income) Expense:
Derivative valuation (gain) charge	(83,699)	(1,006,736)	(228,803)	5,265,744
Interest expense & amortization of debt discount	41,923	346,840	69,803	467,597
Interest income	0	(7,861)	0	(12,780)
Loss on settlement of debt	0	0	1,992,732	0
Net loss from equity method investment	0	59,822	0	93,626
Total Other (Income) Expense	(41,776)	(607,935)	1,833,732	5,814,187

Loss before income taxes	(169,523)	512,346	(2,304,738)	(6,000,524)
Provision for income taxes	0	0	0	0
Net loss	(169,523)	512,346	(2,304,738)	(6,000,524)
Net loss attributable to non-controlling interest	185,673	0	226,633	0
Net loss attributable to New Global	$16,150	$512,346	($2,078,105)	$(6,000,524)

Basic and diluted per share amounts:
Basic and diluted net loss	Nil	$0.16	($0.16)	($2.00)

Weighted average shares outstanding (basic & diluted)	13,097,365	3,300,720	13,097,365	3,006,845

See notes to unaudited condensed consolidated financial statements.

New Global Energy, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Cash flows from operating activities:
Net Loss	$(2,304,738)	$(6,000,524)
Adjustments required to reconcile net loss to cash used in operating activities:
Net loss from to equity method investment	0	93,626
Derivative valuation charge (gain)	(228,803)	5,265,744
Loss realized upon conversion of debt	1,992,732	0
Amortization of debt discount	0	459,089
Depreciation and amortization	95,684	0
Changes in operating assets and liabilities:
Decrease in accounts receivable	3,661	0
Increase in interest receivable	0	(12,780)
Decrease in inventory	37,043	0
Increase in accounts payable	59,957	0
Increase in accrued expenses	(13,829)	8,508
Cash used in operating activities:	(358,293)	(186,337)

Cash flows from investing activities:
Advances to equity method investee	0	(315,000)
Cash used in investing activities	0	(315,000)

Cash flows from financing activities:
Proceeds from issuance of preferred/common stock	155,500	334,000
Proceeds from related party notes payable	259,800	0
Proceeds from convertible note advances	0	150,000
Payments on long-term debt	(73,504)	0
Payments made on related party debt	(2,000)	0
Cash provided by financing activities	339,796	484,000

Change in cash	(18,497)	(17,337)
Cash-beginning of period	25,008	19,076
Cash-end of period	$6,511	$1,739
Schedule of Non-cash financing and investing activity:
Cash paid during the period for:
Interest	$0	$0
Income taxes	$0	$0

Fair value of preferred/common stock issued upon settlement of debt	$2,333,530	$14,046,443
Derivative liability eliminated upon debt conversion	$0	$14,057,284
Note principal converted to common/preferred stock	$340,800	$500,000
Net gain on conversion of notes payable and derivative liability	$0	$510,841
Debt discount recorded at issuance of convertible debt and warrants	$0	$150,000
Fair value of common stock issued upon exercise of warrants	$0	$2,266,000
Derivative liability eliminated upon exercise of warrants	$0	$2,178,125
Net gain on exercise of warrants and derivative liability	$0	$246,125

See notes to unaudited condensed consolidated financial statements.

New Global Energy, Inc.

Condensed Consolidated Statement of Stockholders' Equity

(unaudited)

	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Subscription	Non-Controlling Interest in Variable Interest	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Entity	Equity
Balance at December 31, 2014			13,097,365	$1,310	$34,108,982	$(21,972,927)		$7,016,769	$19,154,132
Preferred stock issued to settle debt	6,816	1			2,333,530				2,333,531
Preferred stock issued for cash	5,000				250,000		(94,500)		155,500
Net Loss						(2,078,105)		(226,633)	(2,304,738)
Balance at June 30, 2015	11,816	$1	13,097,365	$1,310	$36,692,512	$(24,051,032)	$(94,500)	$6,790,136	$19,338,425

See notes to unaudited condensed consolidated financial statements.

NEW GLOBAL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2015, the company had a working capital deficit $1,659,939 and an accumulated deficit of $24,181,187. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2014, which was derived from audited financial statements, and the unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K covering that period.

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended June 30, 2015 and 2014. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements. The results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year or any future period.

Note 2. Summary of Significant Accounting Policies:

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

Earnings per Common Share: We compute net (loss per share in accordance with FASB ASC 260, Earning per Share. FASB ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. For the interim periods ended June 30, 2015 and 2014, the following potentially dilutive securities have been excluded from the calculation of diluted loss per share (excluding the impact of the treasury stock method) because their impact was antidilutive.

	June 30, 2015	June 30, 2014
Preferred Stock	1,701,504	0
Warrants	111,716	271,700
Total	1,813,220	271,700

Reclassifications: Certain amounts in prior years' financial statements have been reclassified to conform to the current presentation.

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

Note 3. Stockholders' Equity:

Current Authorization

We are currently authorized to issue up to 100,000,000 shares of $ 0.0001 par value common stock and 20,000,000 shares of preferred stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

Recent Issuances

Shares issued in settlement of debt: In February and March 2015 we issued a total of 6,816 shares of Series “A” Preferred stock in settlement of $340,800 of principal due on notes payable. The shares were valued at fair value using an Option Pricing model coupled with the Equity Allocation method. The resultant value of $2,333,532 was derived using the following significant assumptions:

Risk free interest rate	.49% to .70%
Expected volatility	82% to 90%
Expected years to liquidity	2 years
Expected dividend yield	0%

Each share of Series A Preferred Stock shall be convertible, at the option of the holder, at any time into such number of fully paid and non-assessable shares of Common Stock as is determined by multiplying the number of issued and outstanding shares of the Corporation’s Common Stock by .0000110. Provided however, that such number of common shares into which each share of Series A Stock may be converted shall not exceed 220. As of June 30, 2015 each share would convert into approximately 144 common shares. The shares are entitled to a liquidation preference of $150 per share and dividends on a pro-rata basis with the common if and when declared.

Shares issued for cash: In May we issued a total of 5,000 shares of Series “A” Preferred stock in exchange for $250,000 or $50.00 per share as stipulated in the Feb, 2015 stock purchase agreement. As of June 30, 2015 $155,500 has been received.

Note 4. Derivative Warrant Liabilities:

The aggregate fair value of the derivative liability arising from the warrants was determined to be $331,307 at June 30, 2015.

The Company values its warrant derivatives using the Black-Scholes option-pricing model. Assumptions used include:

•	risk-free interest rate- 0.15%-.0.36%
•	warrant life is the remaining contractual life of the warrants,
•	expected volatility-319% to 329%,
•	expected dividends-none
•	exercise prices as set forth in the agreements,
•	common stock price of the underlying share on the valuation date, and
•	number of shares to be issued if the instrument is exercised

The following table summarizes activities related to the derivative liabilities for the six months ended June 30, 2015:

Warrants
Fair value at December 31, 2014	$560,110
Adjustments to fair value at June 30, 2015	(228,803)
Fair value at June 30, 2015	$331,307

Note 5. Current Loan Activity:

During the quarter ended March 31, 2015 the Company borrowed $259,800 from a related party through a series of three $100,000 unsecured promissory notes. The notes bear interest at 4% and are payable one year from the date of issuance. During the quarter ended March 31, 2015 $137,500 of previously issued notes and $203,300 of the new notes were settled by the issuance of 6,816 shares of preferred stock valued at $2,333,532.

On March 10, 2015 the Company executed an extension and new loan agreement with First General Bank consolidating the existing principal balance of $466,312 and accrued interest and other fees of $39,866 for a total of $506,178. The note bears interest at 6.5% and requires monthly payments of $3,449. The entire amount is due on March 10, 2017 and is secured by the property and equipment of AFT.

Note 6. Fair Value Measurements:

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of June 30, 2015:

	June 30, 2015
Description of assets:	Level 1	Level 2	Level 3	Total
None	$-	$-	$-	$-
Description of liabilities:
Derivatives	$-	$-	$331,307	$331,307

Note 7. Sales Concentration:

For the three months ended June 30, 2015, one customer accounted for 82% of the Company’s revenue. For the six months ended June 30, 2015 two customers accounted for 64% and 17% of revenues.

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

By the end of 2013, the Company had completed incremental acquisitions of Aqua Farming Tech, Inc. (“AFT”) bringing its total ownership to 36.69%. AFT is a California corporation with aquaculture and agriculture operations in the Coachella Valley in Southern California that operates a large aquaculture operation on two parcels of land totaling 118.9 acres. On July 15, 2014 the Company acquired a 43.66% Net Revenue Interest in and to the net revenues from the operations of AFT’s aquaculture operations in Southern California. Cash allocable to the Net Revenue Interest is calculated and distributed on a quarterly basis within forty five (45) days after the end of each calendar quarter. The Company has determined that the acquisition of this 43.6% Net Revenue Interest, considering its previously held equity interest (PHEI), The outstanding debt owed by AFT to the Company, and implicit variable interest resulting from the acquisition of Net Revenue Interest resulted in the Company being the Primary Beneficiary of AFT and consolidating AFT as of July 15, 2014.

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

Results of Operations for the Three Months ended June 30, 2015 compared to June 30, 2014

The Company had revenues for the three month period ended June 30, 2015 of $9,391 up from revenues of $0 for the same period the prior year. Selling, general and administrative expenses for the same three months ended June 30, 2015 were $220,691, up from $95,589 for the same period the prior year. The increases were significantly associated with the consolidation of the Company’s financial statements with Aqua Farming Tech, Inc.

Results of Operations for the Six Months ended June 30, 2015 compared to June 30, 2014

The Company had revenues for the six month period ended June 30, 2015 of $29,638 up from revenues of $0 for the same period the prior year. Selling, general and administrative expenses for the same six months ended June 30, 2015 were $500,645, up from $186,337 for the same period the prior year. The increases were significantly associated with the consolidation of the Company’s financial statements with Aqua Farming Tech, Inc.

We charge the initial valuation of the conversion feature and warrants by offsetting the carrying value of the note up to the principal. Initial derivative values in excess of note principal are immediately charged to interest expense. Derivative valuation charged to interest expense was ($83,699) for the three months ended June 30, 2015 down from $1,006,736 for the same period the prior year with the decrease substantially due to the conversion and payment of notes prior to the reported period

 Emerging Growth Company:

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

	Cash Flows Six Months Ended
	June 30, 2015	June 30, 2014

Net Cash Used by Operating Activities	$(358,293)	$(186,337)
Net Cash Used by Investing Activities	$(0)	$(315,000)
Net Cash Produced by Financing Activities	$339,796	$484,000
Cash Ending Balance	$6,511	$1,739

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

Liquidity and Capital Resources

Financing Activities

During the six months ended June 30, 2015, The Board of Directors of the Company approved the designation of 25,000 shares of the Company’s Preferred Stock as “Series A Redeemable Convertible Preferred Stock” providing for redemption, conversion and preferences a set out in the Certificate of Designation of Rights, Privileges, Preferences and Restrictions of Series A Redeemable Convertible Preferred Stock of New Global Energy, Inc. file as Exhibit 4.1 with this Form 8-K filed January 22, 2015.

In February and March 2015, the Company settled $340,800 of debt for 4,160 shares of the Company’s Series A Redeemable Convertible Preferred stock. The Company has designated a total of 25,000 shares of Series A Preferred Stock. The Company showed a loss upon the settlement of this debt of $1,992,732 based on the fair value of the preferred stock.

For the six months ended June 30, 2015, net cash provided from financing activities was $339,796.

The Company has historically met its cash needs through a combination of cash flows from operating activities along with long and short term borrowings and through the sale of its stock.

During the six months ending June 30, 2015, the Company borrowed an additional $259,800 from Bio-Global Resources, a private unrelated company, for operating capital under three Promissory Notes carrying interest at the rate of 4% and due and payable one year from the date of the notes. These notes carried no conversion or warrant provisions.

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

Subsequent to the end of the reported period, on May 11, 2015, the Company’s Board of Directors approved the acquisition of certain technologies through three agreements including an exclusive license to VIP Patient Management Software System (Electronic Medical Records (EMR) and Electronic Health Records (EHR) Platforms) an exclusive license to Canacard Patient Management Systems Software, a HIPAA compliant platform that manages end-to-end transactions involved in providing safe access to controlled substances. The exclusive license from ALTERNATE HEALTH, INC., and is for a period of 20 years for the United States and Puerto Rico. This software is included under the International Patent Application PCT/CA2014/050890. The Company agreed to issue 1,500,000 commons shares for these licenses as well as warrants to purchase an additional 1,100,000 at a price equal to 50% of the market price on the day of issue. There is additional consideration of $1,500,000 due when as and if funding of operations under these licenses is closed.

Subsequent to the end of the reported period, the Company entered into a mutual rescission agreement with these two companies rescinding and terminating this transaction which had remained an executory agreement with no shares being transferred, money paid or services rendered.

Commitments and Capital Expenditures

The Company had no material commitments for capital expenditures as of June 30, 2015.

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

NEW GLOBAL ENERGY, INC.

August 14, 2015	By	/s/ Perry West
Perry West
CEO an Director

