Form 10-Q/A
period 2015-06-30
New Global Energy, Inc.
filed 2015-08-28
CIK 1543083

UNITED STATES

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

Explanatory Note

This Form 10-Q/A Amendment No. 1 is being filed to correct a scrivener’s error  in the original 10-Q for the reported period which had the box checked indicating the registrant had not filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter period that the  Registrant  was required  to file such  reports),  and  (2)  has  been subject  to the  filing requirement for at least the past 90 days. The reports had been filed.

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

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

NEW GLOBAL ENERGY, INC.

August 28, 2015	By	/s/ Perry West
Perry West
CEO an Director

