Form 10-Q
period 2015-09-30
New Global Energy, Inc.
filed 2015-11-20
CIK 1543083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANTTO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, par value $.0001 per share 14,000,579 outstanding shares as of November 19, 2015.

NEW GLOBAL ENERGY, INC.

ITEM 1. FINANCIAL STATEMENTS

New Global Energy, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash	$19,301	$25,008
Accounts receivable	-	3,661
Inventory	6,000	43,043
Total current assets	25,301	71,712

Property & equipment, net	5,256,711	5,400,251

Other assets:
Goodwill	16,182,601	16,182,601
Deposits	6,238	6,238
Total other assets	16,188,839	16,188,839

Total Assets	$21,470,850	$21,660,802

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable-trade	$284,545	$170,685
Accrued expenses	577,068	486,052
Due to related parties	295,757	295,558
Current portion of long-term debt	342,523	812,108
Derivative liability	41,906	560,110
Total current liabilities	1,541,799	2,324,513

Notes payable, net of current portion	501,322	182,157
Total liabilities	2,043,121	2,506,670

Commitments and contingencies

Stockholders' Equity:
Preferred stock-20,000,000 shares authorized $0.0001 par value
20,000 shares issued and outstanding (liquidation preference of $3,000,000)	2	-
Common stock-100,000,000 shares authorized $0.0001 par value
13,900,579 shares issued & outstanding (13,097,365 at December 31st)	1,348	1,310
Additional paid-in capital	44,018,124	34,108,982
Preferred stock subscriptions receivable	(390,794)	-
Accumulated deficit	(24,272,156)	(21,972,929)
Total New Global stockholders' equity	19,356,524	12,137,363
Non-controlling interest	71,205	7,016,769
Total stockholders' equity	19,427,729	19,154,132

Total Liabilities & Stockholders' Equity	$21,470,850	$21,660,802

See notes to unaudited condensed consolidated financial statements.

New Global Energy, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
		(restated)		(restated)

Revenue	$18,162	$10,808	$47,800	$10,808

Costs & Expenses:
Costs of goods sold	36,326	43,943	179,350	43,943
Depreciation & Amortization	47,857	41,091	143,541	41,091
General & administrative	503,331	361,128	765,267	547,465
Total Operating Costs & Expenses	587,514	446,162	1,088,158	632,499

Other (Income) Expense:
Derivative valuation (gain) charge	(289,401)	(370,361)	(518,204)	1,634,273
Interest expense & amortization of debt discount	27,596	35,195	97,399	4,520,868
Interest income	-	-	-	(12,780)
Loss on settlement of debt	-	-	1,992,732	-
Consolidation of equity method investee	-	(2,642,913)	-	(2,642,913)
Net loss from equity method investment	-	-	-	93,626
Total Other (Income) Expense	(261,805)	(2,978,079)	1,571,927	3,593,074

Income (Loss) before income taxes	(307,548)	2,542,725	(2,612,286)	(4,214,765)
Provision for income taxes	-	-	-	-
Net loss	(307,548)	2,542,725	(2,612,286)	(4,214,765)
Net loss attributable to non-controlling interest	86,425	104,142	313,058	104,142
Net Income (loss) attributable to New Global	$(221,123)	$2,646,867	$(2,299,228)	$(4,110,623)
Per share amounts:
Basic and diluted	$(0.02)	$0.34	$(0.17)	$(0.89)
Diluted	$(0.02)	$0.33	$(0.17)	$(0.89)
Weighted average number of share outstanding
Basic	13,304,123	7,862,817	13,162,732	4,643,290
Diluted	13,304,123	8,026,794	13,162,732	4,643,290

See notes to unaudited condensed consolidated financial statements.

New Global Energy, Inc.
Condensed Consolidated Statement of Cash Flows
(unaudited)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
		(restated)
Cash flows from operating activities:
Net Loss	$(2,612,286)	$(4,214,765)
Adjustments required to reconcile net loss
to cash used in operating activities:
Net loss from to equity method investment	-	93,626
Consolidation of equity method investee	-	(2,642,913)
Derivative valuation charge (gain)	(518,204)	1,634,274
(Gain) Loss realized upon conversion of debt	1,992,732	-
Amortization of debt discount	-	459,089
Depreciation and amortization	143,541	41,091
Stock issued for services	283,944	120,000
Derivative based interest charge	-	4,018,076
Changes in operating assets and liabilities:
Decrease in accounts receivable	3,661	1,437
Increase in interest receivable	-	-
(Increase) Decrease in inventory	37,043	-
Increase in accounts payable	113,700	12,807
Increase in accrued expenses	91,376	305,723
Cash used in operating activities:	(464,493)	(171,555)

Cash flows from investing activities:
Advances to equity method investee	-	(440,000)
Cash used in investing activities	-	(440,000)

Cash flows from financing activities:
Proceeds from issuance of preferred and common stock	268,406	547,350
Proceeds from related party notes payable	259,800	-
Proceeds from convertible note advances	-	150,000
Payments on long-term debt	(69,420)	(63,728)
Cash provided by financing activities	458,786	633,622

Change in cash	(5,707)	22,067
Cash-beginning of period	25,008	19,076
Cash-end of period	$19,301	$41,143
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Supplemental Cash Flow Disclosure of non-cash activity:
Fair value of preferred/common stock issued upon settlement of debt	$2,333,530	$14,046,443
Derivative liability eliminated upon debt conversion	$-	$14,057,284
Note principal converted to common/preferred stock	$340,800	$500,000
Net gain on conversion of notes payable and derivative liability	$-	$510,841
Debt discount recorded at issuance of convertible debt and warrants	$-	$150,000
Fair value of common stock issued upon exercise of warrants	$-	$2,994,935
Derivative liability eliminated upon exercise of warrants	$-	$2,892,825

See notes to unaudited condensed consolidated financial statements.

New Global Energy, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(unaudited)

	Preferred Stock		Common Stock		Additional paid-in Capital	Accumulated Deficit	Subscription Receivable	Non-Controlling Interest in Variable Interest Entity
	Shares	Amount	Shares	Amount					Total Equity
Balance at December 31, 2014	-	$-	13,097,365	$1,310	$34,108,983	$(21,972,928)	$-	$7,016,769	$19,154,134
Preferred stock issued to settle debt	6,816	$1	-	-	2,333,530	-	-	-	2,333,531
Preferred stock issued for cash	13,184	1	-	-	659,199	-	(390,794)	-	268,406
Fair value of warrants issued for services			-	-	283,944	-	-	-	283,944
Stock and warrants issued to acquire controlling interest in Variable Interest Entity			380,434	38	6,632,468	-	-	(6,632,506)	-
Net Loss	-	-	-	-	-	(2,299,228)	-	(313,058)	(2,612,286)
Balance at September 30, 2015	20,000	$2	13,477,799	$1,348	$44,018,124	$(24,272,156)	($390,794)	$71,205	$19,427,729

See notes to unaudited condensed consolidated financial statements.

NEW GLOBAL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

Note 1. Organization and Nature of Operations

Background

New Global Energy, Inc. ("NGE" or the "Company") was organized on January 24, 2012. NGE's executive offices are located in Brevard County, Florida. The Company is focused on the development of its Global Energy Plantation ("GEP") Platform which combines alternative energy production, sustainable agriculture and aquaculture. It anticipates the use of non-centralized power plants, primarily concentrated solar power, Jatropha based biofuels and aquaculture operations to produce power for its own use and to feed into the power grid serving local power needs while producing farm grown fish and shrimp as food products. Management has begun to execute this plan through the purchase of a controlling interest in Aqua Farming Tech, Inc. ("AFT"). The Company is in the process of raising additional equity capital to support the completion of its acquisition and development activities. The Company's activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has earned no revenue earned since inception, and lacks any operational history. As of September 30, 2015, the company had a working capital deficit $1,516,497 and an accumulated deficit of $24,272,154. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2015, which was derived from unaudited financial statements, and the unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended December 31, 2014, included in the Company's Annual Report on Form 10-K covering that period.

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended September 30, 2015 and 2014. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform to annual reporting requirements. The results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year or any future period.

Note 2. Summary of Significant Accounting Policies:

Principles of Consolidation: The consolidated financial statements include the accounts of New Global and as of July 15, 2014, the accounts of AFT. All significant inter-company balances and transactions have been eliminated.

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

Earnings per Common Share: We compute net (loss per share in accordance with FASB ASC 260, Earning per Share. FASB ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. For the interim periods ended September 30, 2015 and 2014, the following potentially dilutive securities have been excluded from the calculation of diluted loss per share (excluding the impact of the treasury stock method) because their impact was antidilutive.

	September 30, 2015	September 30, 2014
Convertible Preferred Stock	2,965,116	-
Warrants	592,150	150,833
Total	3,557,266	150,833

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

Note 3. Stockholders' Equity:

Current Authorization

We are currently authorized to issue up to 100,000,000 shares of $0.0001 par value common stock and 20,000,000 shares of preferred stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

Recent Issuances

Common shares issued to acquire controlling interest in Aqua Farming Tech: On August 11, 2015, the Company completed the acquisition of an additional 760,877 common shares of Aqua Farming Tech, Inc., a California corporation ("AFT") from unrelated third parties, giving it a total ownership of in excess of 99% of the outstanding shares of AFT. Prior to the acquisition of this block of common shares and since July, 2014 the company concluded that it was the primary beneficiary due to the combination of ownership interests and other rights held in AFT. As a result, the financial position and operating results and cash flows of AFT had been included in the company's consolidated financial statements since July 2014.

This transaction was completed for and in consideration of Three Hundred Eighty Thousand Four Hundred Thirty Four (380,434) shares of New Global Energy, Inc. common stock, plus warrants to purchase 380,434 shares of New Global Energy Inc. common stock at a price of $2.00 per share for a period of five years from the date of the transaction. These warrants include cashless exercise rights and shall be exercisable after six months from the date of the transaction.

Preferred Shares issued in settlement of debt: In February and March 2015 we issued a total of 6,816 shares of Series "A" Preferred stock in settlement of $340,800 of principal due on notes payable. The shares were valued at fair value using an Option Pricing model coupled with the Equity Allocation method. The resultant value of $2,333,532 was derived using the following significant assumptions:

Risk free interest rate	.49% to .70%
Expected volatility	82% to 90%
Expected years to liquidity	2 years
Expected dividend yield	0%

Each share of Series A Preferred Stock shall be convertible, at the option of the holder, at any time into such number of fully paid and non-assessable shares of Common Stock as is determined by multiplying the number of issued and outstanding shares of the Corporation's Common Stock by .0000110. Provided however, that such number of common shares into which each share of Series A Stock may be converted shall not exceed 220. As of September 30, 2015 each share would convert into approximately 148.3 common shares. The shares are entitled to a liquidation preference of $150 per share and dividends on a pro-rata basis with the common if and when declared.

Preferred Shares issued for cash: In 2015 the company issued a total of 13,184 shares of Series "A" Preferred stock in exchange for $659,200 or $50.00 per share as stipulated in the Feb, 2015 stock purchase agreement. As of September 30, 2015 $268,045 has been received.

Warrants issued for services: In September, 2015 the company issued a total of 100,000 warrants to purchase common stock. The warrants for issued as consideration for services. The warrants are exercisable at $0.001 and expire September 11, 2022. We used the Black-Scholes-Merton pricing model and inputs described below to estimate the fair value of $283,944.

Risk free interest rate	.11%
Expected volatility	154%
Expected years to liquidity	7 years
Expected dividend yield	0%

Note 4. Derivative Warrant Liabilities:

The aggregate fair value of the derivative liability arising from the warrants was determined to be $41,906 at September 30, 2015.

The Company values its warrant derivatives using the Black-Scholes option-pricing model. Assumptions used include:

•	risk-free interest rate- 0.15%-.0.36%
•	warrant life is the remaining contractual life of the warrants,
•	expected volatility-154%,
•	expected dividends-none
•	exercise prices as set forth in the agreements,
•	common stock price of the underlying share on the valuation date, and
•	number of shares to be issued if the instrument is exercised

The following table summarizes activities related to the derivative liabilities for the nine months ended September 30, 2015:

Warrants
Fair value at December 31, 2014	$560,110
Adjustments to fair value at September 30, 2015	(518,204)
Fair value at September 30, 2015	$41,906

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

Note 6. Fair Value Measurements:

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of September30, 2015:

	September 30, 2015
Description of assets:	Level 1	Level 2	Level 3	Total
None	$-	$-	$-	$-
Description of liabilities:
Derivatives	$-	$-	$41,906	$41,906

Note 7. Restatement:

Thecompany has restated its consolidated statements of operation for the three and nine-month periods ended September 30, 2014 to report AFT on a consolidated basis as a Variable Interest Entity as of July, 2014 and correct for the accounting of the conversion of debt. The restatements are as follows:

	Restatement Adjustments
		Adjustment 1	Adjustment 2	Adjustment 3
	Three Months Ended September 30, 2014 As Reported	Effect of Consolidation of AFT	Elimination of gain on Conversion of Debt	Eliminate Intercompany Transactions	Three Months Ended September 30, 2014 As Restated
Summarized Statement of Operations
Sales	$-	10,808	-	-	$10,808

Costs related to sales	-	43,943	-	-	43,943
Operating expenses	199,107	203,112	-	-	402,219
Derivative valuation (gain) charge	(370,361)		-	-	(370,361)
Interest expense & amortization of debt discount	315	45,065	-	(10,185)	35,195
Interest income	(10,185)	-	-	10,185	-
Gain on conversion of debt	(199,207)	-	199,207		-
Consolidation of equity method investee	-	(2,642,913)	-	-	(2,642,913)
Net loss attributable to equity method investment	98,580	(98,580)	-	-	-
Total costs and expenses	(281,751)	(2,449,373)	199,207	-	(2,531,917)
Net income before taxes	281,751	2,460,181	(199,207)	-	2,542,725
Income taxes	-	-	-	-	-
Net Income	281,751	2,460,181	(199,207)	-	2,542,725

	Restatement Adjustments
		Adjustment 1	Adjustment 2	Adjustment 3
	Nine Months Ended September 30, 2014 As Reported	Effect of Consolidation of AFT	Elimination of gain on Conversion of Debt	Eliminate Intercompany Transactions	Nine Months Ended September 30, 2014 As Restated
Summarized Statement of Operations
Sales	$-	10,808	-	-	$10,808

Costs related to sales	-	43,943	-	-	43,943
Operating expenses	385,444	203,112	-	-	588,556
Derivative valuation (gain) charge	1,634,273		-	-	1,634,273
Interest expense & amortization of debt discount	4,485,988	45,065	-	(10,185)	4,520,868
Interest income	(22,965)	-	-	10,185	(12,780)
Gain on conversion of debt	(956,173)	-	956,173		-
Consolidation of equity method investee	-	(2,642,913)	-	-	(2,642,913)
Net loss attributable to equity method investment	192,206	(98,580)	-	-	93,626
Total costs and expenses	5,718,773	(2,449,373)	956,173	-	4,225,573
Net loss before taxes	(5,718,773)	2,460,181	(956,173)	-	(4,214,765)
Income taxes	-	-	-	-	-
Net Loss	(5,718,773)	2,460,181	(956,173)	-	(4,214,765)

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

Aqua Farming Tech, Inc. ("AFT") continued during the reported period to replace its existing brood stock used in its Tilapia production. It addition, in furtherance of the development of its feed development program, AFT planted Moringa on available acreage in Mecca to be used and has been using it as a component of the feed used in its own aquaculture operations

By the end of 2013, the Company had completed incremental acquisitions of Aqua Farming Tech, Inc. ("AFT") bringing its total ownership to 36.69%. AFT is a California corporation with aquaculture and agriculture operations in the Coachella Valley in Southern California that operates a large aquaculture operation on two parcels of land totaling 118.9 acres. On July 15, 2014 the Company acquired a 43.66% Net Revenue Interest in and to the net revenues from the operations of AFT's aquaculture operations in Southern California. Cash allocable to the Net Revenue Interest is calculated and distributed on a quarterly basis within forty five (45) days after the end of each calendar quarter. The Company has determined that the acquisition of this 43.6% Net Revenue Interest, considering its previously held equity interest (PHEI), The outstanding debt owed by AFT to the Company, and implicit variable interest resulting from the acquisition of Net Revenue Interest resulted in the Company being the Primary Beneficiary of AFT and consolidating AFT as of July 15, 2014.

August 11, 2015 the Company completed the acquisition of an additional 760,877 common shares of Aqua Farming Tech, Inc., a California corporation ("AFT") from unrelated third parties, giving it a total ownership of in excess of 92% of the outstanding shares of AFT.

This transaction was completed for and in consideration of Three Hundred Eighty Thousand Four Hundred Thirty Four (380,434) shares of New Global Energy Inc. common stock, plus warrants to purchase 380,434 shares of New Global Energy Inc. common stock at a price of $2.00 per share for a period of five years from the date of the transaction. These warrants include shareholder appreciation rights and shall be exercisable after six months from the date of the transaction.

The Company had previously acquired these shares in a 2013 transaction which was rescinded due to delays in providing sufficient accounting information. These issues have been resolved and the Company has elected to proceed with the transaction.

The Company had previously entered into agreements associated with health care systems but based upon the lack of progress associated with the acquisition, during the reported period it completed agreements providing for mutual rescission of the following agreements.

1.	An exclusive license through New Global Medical, Inc. from VIP-PATIENT, LLC to its VIP Patient Management Software System.

2.	An exclusive license through New Global Medical, Inc. to Canacard Patient Management Systems Software, from ALTERNATE HEALTH, INC

3.	A 20 year renewable Service Agreement through New Global Medical Inc. with ALTERNATE HEALTH, INC. to maintain this licensed property.

4.	An associated Management Consulting agreement through New Global Medical, Inc. with Howard Mann related to the operation of these systems.

All of these agreements were executory; no money or shares had been exchanged and no business pursuant to the agreements had transpired.

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

Results of Operations for the Three Months ended September 30, 2015 compared to September 30, 2014

The Company had revenues for the three month period ended September 30, 2015 of $18,162 up from revenues of $10,808 for the same period the prior year. Selling, general and administrative expenses for the same three months ended September 30, 2015 were $503,331, up from $361,128 for the same period the prior year. The increases were significantly associated with the consolidation of the Company's financial statements with Aqua Farming Tech, Inc.

Results of Operations for the Nine Months ended September 30, 2015 compared to September 30, 2014

The Company had revenues for the nine month period ended September 30, 2015 of $47,800 up from revenues of $10,808 for the same period the prior year. Selling, general and administrative expenses for the same nine months ended September 30, 2015 were $765,267, up from $547,465 for the same period the prior year. The increases were significantly associated with the consolidation of the Company's financial statements with Aqua Farming Tech, Inc.

We charge the initial valuation of the conversion feature and warrants by offsetting the carrying value of the note up to the principal. Initial derivative values in excess of note principal are immediately charged to interest expense. Derivative valuation charged was ($518,204) for the nine months ended September 30, 2015 decreasing the fair value of warrants to $41,906 as of September 30, 2015 with the decrease substantially due to the conversion and payment of notes prior to the reported period

Emerging Growth Company:

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

	Cash Flows Nine Months Ended
	September 30, 2015	September 30, 2014

Net Cash Used by Operating Activities	$(464,493)	$(171,555)
Net Cash Used by Investing Activities	$(0)	$(440,000)
Net Cash Produced by Financing Activities	$458,785	$633,622

Cash Ending Balance	$19,301	$41,143

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

Liquidity and Capital Resources

Financing Activities

During the Nine months ended September 30, 2015, The Board of Directors of the Company approved the designation of 25,000 shares of the Company's Preferred Stock as "Series A Redeemable Convertible Preferred Stock" providing for redemption, conversion and preferences a set out in the Certificate of Designation of Rights, Privileges, Preferences and Restrictions of Series A Redeemable Convertible Preferred Stock of New Global Energy, Inc. file as Exhibit 4.1 with this Form 8-K filed January 22, 2015.

In February and March 2015, the Company settled debt for 6,816 shares of the Company's Series A Redeemable Convertible Preferred stock and later issued 13,184 shares for $659,199. The Company has designated a total of 25,000 shares of Series A Preferred Stock. The Company showed a loss upon the settlement of this debt of $1,992,732 based on the fair value of the preferred stock.

For the nine months ended September 30, 2015, net cash provided from financing activities was $458,786.

The Company has historically met its cash needs through a combination of cash flows from operating activities along with long and short term borrowings and through the sale of its stock.

During the nine months ending September 30, 2015, the Company borrowed an additional $259,800 from Bio-Global Resources, a private unrelated company, for operating capital under three Promissory Notes carrying interest at the rate of 4% and due and payable one year from the date of the notes. These notes carried no conversion or warrant provisions. Also during this period, the Company raised $259,800 through the private sale of its preferred stock.

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

During the previous reported period, on May 11, 2015, the Company's Board of Directors approved the acquisition of certain technologies through three agreements including an exclusive license to VIP Patient Management Software System (Electronic Medical Records (EMR) and Electronic Health Records (EHR) Platforms) an exclusive license to Canacard Patient Management Systems Software, a HIPAA compliant platform that manages end-to-end transactions involved in providing safe access to controlled substances. The exclusive license from ALTERNATE HEALTH, INC., and is for a period of 20 years for the United States and Puerto Rico. This software is included under the International Patent Application PCT/CA2014/050890. The Company agreed to issue 1,500,000 commons shares for these licenses as well as warrants to purchase an additional 1,100,000 at a price equal to 50% of the market price on the day of issue.

During the reported period, the Company entered into a mutual rescission agreement with these two companies rescinding and terminating this transaction which had remained an executory agreement with no shares being transferred, money paid or services rendered.

During the reported period the Company retained CIM Securities LLC under and investment banking agreement to act as financial advisor and represent the company as placement agent in the private placement of shares. The Company has paid $12,500 of the initial retainer under the agreement and has agreed to issue a Financial Advisors Warrant for the purchase of 100,000 shares of the Company's common stock over a period of 7 years at a price of $.001 per share. The Company has not yet issued these warrants and nor paid the balance of the retainer provided for.

Commitments and Capital Expenditures

The Company had no material commitments for capital expenditures as of September 30, 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

August 11, 2015 the Company completed the acquisition of an additional 760,877 common shares of Aqua Farming Tech, Inc., a California corporation ("AFT") from unrelated third parties, giving it a total ownership of in excess of 92% of the outstanding shares of AFT.

This transaction was completed for and in consideration of Three Hundred Eighty Thousand Four Hundred Thirty Four (380,434) shares of New Global Energy Inc. common stock, plus warrants to purchase 380,434 shares of New Global Energy Inc. common stock at a price of $2.00 per share for a period of five years from the date of the transaction. The Company agreed to include shareholder appreciation rights and shall be exercisable after six months from the date of the transaction. Those rights have not been further defined and the warrants have not been issued yet.

The Company had previously acquired these shares in a 2013 transaction which was rescinded due to delays in providing sufficient accounting information. These issues have been resolved and the Company has elected to proceed with the transaction.

Shares issued in settlement of debt: In February and March 2015 we issued a total of 6,816 shares of Series "A" Preferred stock in settlement of $340,800 of principal due on notes payable and later issued 13,184 shares for $659,199. (see Note 3 to the Financial Statements)

In August, the Company's Board of Directors has authorized the sale of 8,184 shares of Series "A" Preferred stock for $409,200 in cash to BioGlobal Resources, Inc.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

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

NEW GLOBAL ENERGY, INC.

Date: November 20, 2015	By	/s/ Perry West
Perry West
CEO and Director