Form 10-K
period 2015-12-31
New Global Energy, Inc.
filed 2016-04-28
CIK 1543083

SECURITIESAND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2015 was approximately $35,866,139 (based on the mean between the closing bid and asked prices of the Common Stock on such date), which value, solely for the purposes of this calculation, excludes shares held by Registrant's officers and directors. Such exclusion should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant.

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

As of April 22, 2016 there were outstanding 13,861,582 shares of New Global Energy, Inc. common stock with a par value $.0001 per share (the "Common Stock").

ITEM 1. BUSINESS

New Global Energy, Inc. ("NGE" or the "Company") is a sustainable agriculture and aquaculture company organized as a Wyoming corporation on January 24, 2012. The Company focuses on the use of advanced technology and farming techniques with the goal of increasing production and decreasing costs.

The Company is focused on internal growth and growth through the acquisition of high-growth firms, assets and properties in the Green market space; industry segments include sustainable agriculture, aquaculture, and solar energy generation. Management is targeting growth stage assets, operations and companies that possess proprietary market edge and demonstrate solid opportunity to scale their business. We expect to pursue special opportunities that are anticipated to accelerate shareholder value by consolidating certain tiers of the $5 Trillion per year fragmented Green and Renewable Energy industry.

The first portion of the Company's development plan includes the development of its Global Energy Plantation ("GEP") using its Global Cell concept which combines alternative energy (source of usable energy intended to replace fuel sources without the undesired consequences of the replaced fuels) production, sustainable agriculture (practice of farming using principles of ecology, the study of relationships between organisms and their environment) and aquaculture (the processes of farming of aquatic organisms such as fish, crustaceans, mollusks and aquatic plants). In summation, our development plan will utilize non centralized solar panels to produce power for its own use and to feed into the power grid serving local power needs while producing farm grown fish, a process currently in operation, and, in future operations after the current year, shrimp.

As of May 20, 2013, the Company had completed incremental acquisitions totaling 30.74% of Aqua Farming Tech, Inc. ("AFT") from unrelated parties. By the end of 2013, the Company had completed additional incremental acquisitions from unrelated parties bringing its total ownership to 36.69%.

In the process of development of its business and during the last two fiscal years, the Company acquired a non-controlling interest in Aqua Farming Tech, Inc. ("AFT"), a California corporation with aquaculture and agriculture operations in the Coachella Valley in Southern California. (see Aqua Farming Tech, Inc. below) During 2014, the Company acquired and maintained an equity interest of 36.69% in Aqua Farming Tech, Inc. ("AFT"), a California corporation with aquaculture and agriculture operations in the Coachella Valley in Southern California.

On July 15, 2014 the Company for and in consideration of 1,250,043 shares of New Global Energy Inc. common stock, Aquaculture Joint Venture, a Nevada General Partnership, assigned a 43.66% Net Revenue Interest in and to the net revenues from the operations of AFT aquaculture operations in Southern California over a period of time. Cash allocable to the Net Revenue Interest is calculated and distributed on a quarterly basis within forty five (45) days after the end of each calendar quarter.

The Company has determined that the acquisition of this 43.6% net revenue interest, considering its peviously held equity interest (PHEI), the outstanding debt owed by AFT to the Company and implicit variable interest resulting from the Net Revenue Interest, that AFT was a variable interest entity, of which the company was considered the primary beneficiary. Accordingly, the Company consolidated AFT as of July 15, 2014.

On September 5, 2014, for and in consideration of 1,529,412 shares of New Global Energy, Inc. common stock, BioFuel Development Joint Venture, a Nevada General Partnership, assigned a 27.35% Net Revenue Interest in aquaculture operations of AFT as defined in a Farm Development Agreement between AFT and a related party dated July 7, 2009, and a 7.6% interest in and to a Farm and Crop Lease covering two parcels of land (6.1 and 15.92 acres) in the Coachella Valley in Southern California.

On September 9, 2014, for and in consideration of 4,871,750 shares of New Global Energy, Inc. common stock, Global Energy Technology Group, Inc., a Nevada corporation, assigned a 91.56% interest in and to a Farm and Crop Lease covering two parcels of land (6.1 and 15.92 acres) in the Coachella Valley in Southern California.

On August 11, 2015, the Company completed the acquisition of an additional 760,877 common shares of Aqua Farming Tech, Inc., a California corporation ("AFT"), giving it a total ownership in excess of 99% of the outstanding shares of AFT. This transaction was completed for and in consideration of 380,434 shares of New Global Energy Inc. common stock, plus warrants to purchase 380,434 shares of New Global Energy, Inc. common stock at a price of $2.00 per share for a period of five years from the date of the transaction. These warrants include shareholder appreciation rights and shall be exercisable after six months from the date of the transaction.

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

Global Cell

The Global Cell is being designed to be a stand-alone "operational cell" where nothing enters the "cell wall" except sunlight, water, and feedstock (seeds & fish). The cell is being designed to produce electrical power onsite with excess electricity fed into the power Grid. The Global Cell is designed as a "Zero Waste" operation. It is designed for all waste material to be used onsite:

Fish tank effluent > Plant Irrigation & Fertilization

Aquaculture Products

Food Fish for Market

Fish Feed from processing wastes

Value Chain Services

Grower Purchase Contracts

Management Planning, and Operations

Harvesting and Processing

In this sustainable system, the plants feed the fish and the fish feed the plants. An array of photovoltaic panels or concentrated solar systems powers the entire plantation and feed any excess electricity into the power grid. The design of the Global Cell has not been completed nor has it been constructed and there is no assurance that the performance of these Cells will produce these expected results.

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

The Company's focus during the reported period has been on the development of the optimum organizational environment for the growth of food fish and for the growth of agricultural products on adjacent lands. The major impediments to the successful development and operation of aquacultural and agricultural projects has been the difficulty in control of foods prices, control of energy prices and the control of the price and availability of water.

With regard to the control of food prices, in the creation of the Company's optimal farm environment, we have developed a new aquaculture food regimen which, while using no antibiotics or chemicals, feeds Tilapiathe superfood Moringa and green algae for their first four months in grow-out ponds. These nutrient rich algae and other aquatic plants represent a natural environment while controlling the price of the total amount of food feed to fish during their growing cycle.

We have initiated a test project involving the growth of Moringa for use as fish food and other uses. Research from the National Institutes of Health, a part of the US Department of Health and Human Services indicates that "scientists agree this is the most nutrient dense botanical on earth" weighing in with over 92 verifiable cell-ready nutrients including 46 antioxidants, 36 anti-inflammatories, vitamins, minerals, omega oils and 18 amino acids including nine that are rarely found intact within our present food chain. In 2008 the National Institutes of Health named Moringa the "Botanical of the Year" in celebration of Earth Day.

Although the primary use of Moringa grown in the Company's initial test will be processed as food for fish, Moringa has other primary uses. It is sold around the world as a nutraceutical because of it high nutritional and medicinal value. In addition to other content, gram for gram Moringa leaves contain: 4 times the calcium of milk; 3 times the Potassium of bananas; 4 times the vitamin A of carrots; 7 times the Vitamin C of Oranges and 2 times the protein of yogurt. In addition of agricultural feed, it can be used as fertilizer, as pulp wood in making paper as well as in making other products. And, it is used in water purification, killing bacteria and pathogenic germs in polluted water.

Integration of Solar, Agriculture & Aquaculture

The NGE business model addresses the need to maximize the cost savings available from alternative energy sources and to use alternative food sources to create a more viable environment for aquaculture operations.

Solar: Electrical power is a primary product of the Global Cell. Electricity, produced onsite from photovoltaic ("solar cell") arrays used during daylight hours, to power all plantation operations including pumps, lighting and processing equipment. With excess power fed into the power grid where it is "banked" under the "net metering" provisions established by the U.S. Energy Policy Act 2005 which requires all public electric utilities to offer net metering on request to their customers.

Agriculture: Moringa or other products grown on site are initially used as food for aquaculture operations with additional crops to be sold for nutraceuticals or as biomass feed stock. Certain agricultural crops are fertilized with fish effluent using nutrient rich water to increase yields of these crops.

Fish: Aquaculture operations are designed to yield a sustainable food source in an environment where live catches decline each year. Processing the fish on site yields both a food fish product and SFO (Straight Fish Oil) which can be used to power Diesel generators or sold. Residue from fish processing is sun-dried and used as fish meal. Fish oil can also be used in the nutritional industry. Effluent from the fish tanks and ponds are used to irrigate the on-site crops with a nutrient-rich broth of fertilizer.

MARKET FOR PRODUCTS & SERVICES:

The marketing and sale of the company's products is subject to successful completion and performance of the Company's Global Cell Concept and as such the Company has not yet entered any of these markets and there is no assurance that expected production levels will be achieved or that there will be any revenues forthcoming.

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

The Company has done an extensive reviews of solar technologies to determine the best currently available technology. It has done initial review and testing of solar technology used with concentrated solar power "CSP" generation and comparison reviews of photovoltaic panel technology. It has developed proposed layouts for CSP systems with thermal storage units which can be used for solar energy production both on and off grid.

Food Fish: The Company believes that the primary market advantaged aquaculture product in the US is the sale of live fish and shrimp, and non-frozen fish fillets, limiting preferred geographic locations to those near major market areas where established markets now exist. To the extent the market dictates, the Company may enter the frozen fish fillet market. Although the Company believes that there is a significant market for the fish that it expects to produce, it does not have any purchase agreements or sales arrangements in place and whether or not the fish can be sold and at what price will be subject to market conditions at the time of the sale. There is no assurance that either a market will exist or that the price paid will produce a profit or even be sufficient to cover costs at that time.

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

A report from GLOBEFISH a unit in the Food and Agriculture Organization of the United Nations ("FAO") Fisheries and Aquaculture Department responsible for information on international fish trade indicates that the popularity of tilapia, including the high value, air-flown fresh fillet, continues to grow among US consumers posting all-time records. Indeed, although imports in all product categories increased in volume only marginally (+2.9%) in 2013, the value of tilapia imports crossed over $1 billion, which is 7% higher than the value of imports in 2012.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS:

NONE

ITEM 2. PROPERTIES:

The Company owns and operates a large aquaculture operation on two parcels of land totaling 118.9 acres in the Coachella Valley in Southern California. It includes a large working fish farm/hatchery, 90 masonry tanks, 5 wells, 12 earthen ponds, a newly constructed 221 kW-DC Photovoltaic electric generating system, located on the Company's "Thermal" property, estimated to produce 381,267 kWh annually, a fish processing facility, shop facilities, out buildings, generators and various additional equipment and parts inventory.

ITEM 3. LEGAL PROCEEDINGS:

NONE

ITEM 4. MINE SAFETY DISCLOSURES:

NOT APPLICABLE

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

Common Stock

Fiscal 2015	High	Low
First Quarter	$4.90	$2.00
Second Quarter	3.83	2.05
Third Quarter	3.49	0.35
Fourth Quarter	2.75	0.21

Fiscal 2014	High	Low
First Quarter	$12.00	$5.00
Second Quarter	12.00	5.00
Third Quarter	7.12	4.00
Fourth Quarter	5.50	3.15

As of April 22, 2016, there were approximately 774 holders of record of the Company's Common Stock.

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

Overview and Financial Condition

New Global Energy, Inc. ("NGE" or the "Company") is a sustainable agriculture and aquaculture company organized as a Wyoming corporation on January 24, 2012 with executive offices located in Brevard County, Florida. The Company focuses on the use of advanced technology and farming techniques with the goal of increasing production and decreasing costs. The Company is focused on internal growth and growth through the acquisition of high-growth firms, assets and properties in the Green market space; industry segments of interest to the Company include sustainable agriculture, aquaculture and solar. Management is targeting growth stage assets, operations and companies that possess proprietary market edge and demonstrate solid opportunity to scale their business. We expect to pursue special opportunities that are anticipated to accelerate shareholder value by consolidating certain tiers of the $5 Trillion per year fragmented Green and Renewable Energy industry.

The first portion of the Company's development plan includes the development of its Global Energy Plantation ("GEP") using its Global Cell concept which combines alternative energy (source of usable energy intended to replace fuel sources without the undesired consequences of the replaced fuels) production, sustainable agriculture (practice of farming using principles of ecology, the study of relationships between organisms and their environment) and aquaculture (the processes of farming of aquatic organisms such as fish, crustaceans, mollusks and aquatic plants). In summation, our development plan will utilize non centralized solar panels to produce power for its own use and to feed into the power grid serving local power needs while producing farm grown fish, a process currently in operation, and, in future operations after the current year, shrimp.

Aqua Farming Tech, Inc. ("AFT") continued during the reported period to replace its existing brood stock used in its Tilapia production. It addition, in furtherance of the development of its feed development program, AFT planted Moringa on available acreage on the Company's "Thermal" property to be used and has been using it as a component of the feed used in its own aquaculture operations .

Important Note about Forward Looking Statements

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

Results of Operations for the Fiscal Years ended December 31, 2015 and December 31, 2014

The Company had revenues for the year ended December 31, 2015 of $44,090, compared to revenues in 2014 of $31,322. The 2015 revenues result mainly from the sale of live fish including Tilapia and Silver Carp, and to a lesser extent, Moringa leaves cultivated from plants grown on AFT property.

Selling, general and administrative expenses for the year ended December 31, 2015 were $1,350,108, down from $3,494,048 for the prior year. The decrease can be attributed to a reduction in stock based compensation and overall operational costs, offset by an increase in fixed asset depreciation expense.

We charge the initial valuation of the conversion feature and warrants by offsetting the carrying value of the note up to the principal. Initial derivative values in excess of note principal are immediately charged to interest expense. Derivative valuation charged was $549,175 for the year ended December 31, 2015 decreasing the fair value of warrants to $10,935 as of December 31, 2015, with the decrease substantially due to the conversion and payment of the notes. Thederivative valuation charged to expense was $6,025,137 in 2014.

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

The Company has evaluated all new relevant accounting pronouncements for impact on our financial statements. Management does not believe the pronouncements will have a material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Liquidity and Capital Resources

	Cash Flows for the Years Ended
	December 31, 2014	December 31, 2015

Net Cash Used in Operating Activities	$(584,130)	$(273,813)
Net Cash Used in Investing Activities	$(342,129)	$(16,947)
Net Cash Provided by Financing Activities	$932,191	$390,499
Cash Ending Balance	$25,008	$124,746

Although the consolidated financial statements show revenues, the Company's cash position is not sufficient to support the Company's daily operations for the next twelve months. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate revenues. The company has minimal cash, a net loss of $14,977,382 and a working capital deficit of $2,469,734. These factors, among others, raise substantial doubt about the company's ability to continue as a going concern.

Financing Activities

During the year ended December 31, 2015, the Board of Directors of the Company approved the designation of 25,000 shares of the Company's Preferred Stock as "Series A Redeemable Convertible Preferred Stock" providing for redemption, conversion and preferences as set out in the Certificate of Designation of Rights, Privileges, Preferences and Restrictions of Series A Redeemable Convertible Preferred Stock of New Global Energy, Inc. filed as Exhibit 4.1 with our Form 8-K on January 22, 2015.

In February and March 2015, the Company settled debt of $208,000 for 4,160 shares of the Company's Series A Redeemable Convertible Preferred stock. The Company later issued 15,840 shares for $438,800 and recorded a stock subscription receivable of $353,200. The Company showed a loss upon the settlement of this debt of $1,086,715 based on the fair value of the preferred stock.

For the year ended December 31, 2015, net cash provided from financing activities was the result of $438,800 from the sales of preferred stock to a related party. An additional $15,210 was received directly from a second related party. Proceeds from notes offset against payments on notes netted a total cash outflow of $63,511.

The Company has historically met its cash needs through a combination of cash flows from operating activities along with loans payable, notes payable from related parties and through the sale of both common and preferred stock.

On December 14, 2015, the Company issued a total of 283,783 shares of the Company's Restricted Common Stock to a related party. The shares were transferred in exchange for $133,378 in services provided by a related party to the Company.

Contractual Obligations

The company has acquired Net Revenue interests and crop leases (see Overview of Financial Condition above). In addition, the Company has been reviewing various real properties to utilize in its business plan and has been exploring the use of project finance structures to fund such acquisition and development of business activities. The Company expects to enter into such transaction or transactions during the next 12 months. There are currently no transactions under contract and there is no assurance that the company will be able to complete such transactions.

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

During the reported period the Company retained a consulting firm under an investment banking agreement to act as financial advisor and represent the company as placement agent in the private placement of shares. The Company has paid $12,500 of the initial retainer under the agreement and has agreed to issue warrants for the purchase of 100,000 shares of the Company's common stock over a period of 7 years at a price of $.001 per share.The Company valued these warrants on the grant date and is expensing the fair value over the six month term of the agreement.

During the reported period the Company entered into a sales commission agreement with a related party for the sale of tilapia futures. Per the agreement, signed in August of 2015, the related party is entitled to 40% of all futures sales when the buyer is referred by the related party. As of December 31, 2015, the Company has paid $370,740 to the related party, which is recorded as deferred commission and accrued an additional $6,630 in commissions due to the related party as a result of $875,601 in future fish sales. The payments received will be held as deferred revenue and the commissions paid as a deferred commission on the Company's balance sheet until the fish are delivered in 2016.

Commitments and Capital Expenditures

The Company had no material commitments for capital expenditures as of December 31, 2015.

Off-Balance Sheet Arrangements

Mecca Solar Panels

On December 11, 201l, the company's subsidiary, Aqua Farming Technologies, Inc. "AFT", entered into a land lease and solar panel easement agreement with a related party. Per the agreement, AFT leased land under its ownership, called Mecca, to the related party for a 10 year period beginning at the date of solar panel installation in 2014 and at a total cost of $1.00 for the entire lease period. In exchange for the lease agreement, the related party purchased, at a cost of $540,987, a solar panel array installed at the Mecca property. As a fee for the energy provided to AFT's farm and equipment by the installed solar panels, AFT is committed to pay $3,130 per month for 72 months, beginning at installation date, to the builder of the solar array, Sun Valley Solar, Inc. or its assignee. In addition, on October 1, 2016, AFT will begin paying the related party $2,500 a month for the rest of the useful life of the solar array.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company has limited exposure to market risks related to changes in interest rates. The Company does not currently invest in equity instruments of public or private companies for business or strategic purposes.

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiary are exposed relate to interest rates on debt. The Company has fixed rate and variable rate debt. All debt outstanding to related parties, $396,036 and $295,558 as of December 31, 2015 and 2014, respectively, has been borrowed at fixed interest rates of 10%. The Company has $640,819 of notes payable outstanding as of December 31, 2015, of which $31,000 has been borrowed at fixed rates of 10% and $111,361 bears no interest.

The remaining note payable, $489,459 to a bank, is subject to a variable interest rate based on the Wall Street Journal Prime rate, or the "Index" plus 2.5% percent, with the minimum interest rate of 6.5%. The current Index rate as of the date of filing is 3.50%. An Index rate of over 4% is necessary for any adjustments in the current interest rate of the note, a rate which has not occurred since 2008. Taking these facts under consideration, as well as the 3 year payback period on the note, Management does not anticipate the interest rate on this note to change from 6.5% before payoff in 2017.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of New Global Energy, Inc.

We have audited the accompanying consolidated balance sheets of New Global Energy, Inc. as of December 31, 2015 and 2014, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. New Global Energy, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

We were not engaged to examine management's assertion about the effectiveness of New Global Energy, Inc.'s internal control over financial reporting as of December 31, 2015 and 2014 and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Global Energy, Inc. as of December 31, 2015 and 2014, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses, has incurred negative cash flows from operations and has a working capital deficit. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding these matters is also described in Note 1 to the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. Brooks and Associates CPA's, P.A.
West Palm Beach, FL
April 26, 2016

D. Brooks and Associates CPA's, P.A. 319 Clematis Street Suite 318, West Palm Beach, FL 33401 – (561) 429-6225

New Global Energy, Inc.

Consolidated Balance Sheets

	As of December 31, 2015	As of December 31, 2014

Assets
Current assets:
Cash	$124,746	$25,008
Accounts receivable	2,374	3,661
Inventory	8,937	43,043
Deferred commissions - related party	370,740	-
Total current assets	506,797	71,712

Property and equipment, net	4,646,151	5,400,251

Other assets:
Goodwill	3,680,283	16,182,601
Deposits	6,981	6,238
Total other assets	3,687,264	16,188,839

Total Assets	$8,840,211	$21,660,802

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$342,588	$170,685
Accrued expenses	118,948	266,813
Accrued expenses - related party	536,331	219,239
Due to related parties	396,036	295,558
Notes payable	640,819	762,452
Contract payable - current portion	49,656	49,656
Derivative liability	10,935	560,110
Deferred revenue	881,218	-
Total current liabilities	2,976,531	2,324,513

Contract payable, net of current portion	86,569	182,157
Total liabilities	3,063,100	2,506,670

Commitments and contingincies

Stockholders' Equity:
Preferred stock-25,000 shares authorized $0.001 par value 20,000 shares issued and outstanding (liquidation preference of $3,000,000)	2	-
Common stock-100,000,000 shares authorized $0.0001 par value 13,861,582 and 13,097,365 shares issued and outstanding, respectively	1,386	1,310
Additional paid-in capital	43,013,191	34,108,982
Common stock subscription receivable	(353,200)	-
Accumulated deficit	(36,950,311)	(21,972,929)
Total New Global stockholders' equity	5,711,068	12,137,363
Non-controlling interest	66,043	7,016,769
Total stockholders' equity	5,777,111	19,154,132

Total Liabilities and Stockholders' Equity	$8,840,211	$21,660,802

 See Notes to Consolidated Financial Statements.

New Global Energy, Inc.

Consolidated Statements of Operations

	Year Ended December 31, 2015	Year Ended December 31, 2014

Revenue	$44,090	$31,322

Costs and Expenses:
Costs of goods sold	49,679	162,196
Depreciation	655,109	41,091
General and administrative	1,350,108	3,290,716
Total Operating Costs and Expenses	2,054,896	3,494,003

Other (Income) Expense:
(Gain) loss on Derivative valuation	(549,175)	6,025,137
Interest expense and amortization of debt discount	70,311	190,727
Loss on asset disposal	125,938	-
Loss on settlement of debt	1,086,715	-
Loss on note revaluation	48,688	-
Loss on impairment of goodwill	12,502,318	-
Consolidation of equity method investee	-	(2,642,913)
Net loss from equity method investment	-	192,207
Total Other (Income) Expense, net	13,284,795	3,765,158

Loss before income taxes	(15,295,602)	(7,227,839)
Provision for income taxes	-	-
Net loss	(15,295,602)	(7,227,839)
Net loss attributable to non-controlling interest	318,220	158,246
Net loss attributable to New Global	$(14,977,382)	$(7,069,593)
Per share amounts attrubitable to new Global:
Basic and diluted	$(1.15)	$(1.06)
Weighted average number of share outstanding
Basic and diluted	13,278,957	6,693,639

 See Notes to Consolidated Financial Statements.

New Global Energy, Inc.
Consolidated Statement of Stockholders' Equity

	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Subscription	Non-Controlling Interest in Variable	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Interest Entity	Equity
Balance at December 31, 2013	-	$-	2,487,876	$249	$4,358,486	$(14,903,288)	$-	$-	$(10,544,554)
Stock issued upon exercise of warrants	-	-	488,284	49	664,803	-	-	-	664,852
Note converted to common stock	-	-	2,000,000	200	499,800	-	-	-	500,000
Stock issued to acquire profits interest in variable interest entity	-	-	2,222,032	222	8,687,577	-	-	7,175,015	15,862,814
Reclassification of derivatives upon conversion of debt and exercise of warrants	-	-	-	-	17,501,406	-	-	-	17,501,406
Stock issued to acquire farm lease	-	-	5,429,173	543	(543)	-	-	-	-
Stock issued for forgiveness of accounts payable	-	-	450,000	45	2,317,453	-	-	-	2,317,498
Stock issued for services	-	-	20,000	2	100,000	-	-	-	100,002
Net Loss	-	-				(7,069,639)		(158,246)	(7,227,885)
Balance at December 31, 2014	-	-	13,097,365	1,310	34,108,982	(21,972,929)	-	7,016,769	19,154,133
Preferred stock issued to settle debt	4,160	1	-	-	1,294,713	-	-	-	1,294,713
Preferred stock issued for cash	15,840	1	-	-	792,000	-	(353,200)	-	438,800
Fair value of warrants issued for services	-	-	-	-	37,988	-	-	-	37,988
Stock and warrants issued to acquire non-controlling interest in AFT	-	-	380,434	38	6,632,468	-	-	(6,632,506)	-
Stock issued for settlement	-	-	283,783	28	133,350	-	-	-	133,378
Stock issued for the prepayment of services	-	-	100,000	10	13,691	-	-	-	13,701
Net Loss	-	-	-	-	-	(14,977,382)	-	(318,220)	(15,295,602)
Balance at December 31, 2015	20,000	$3	13,861,582	$1,386	$43,013,191	$(36,950,311)	$(353,200)	$66,043	$5,777,111

See Notes to Consolidated Financial Statements.

New Global Energy, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31, 2015	Year Ended December 31, 2014

Cash flows from operating activities:
Net Loss	$(15,295,602)	$(7,227,885)
Adjustments required to reconcile net loss to cash used in operating activities:
Net loss from to equity method investment	-	192,206
(Gain) loss on derivative valuation	(549,175)	6,025,137
Gain on consolidation of previously held equity interest	-	(2,642,913)
Loss realized upon conversion of debt	1,086,716	-
Amortization of debt discount	-	459,089
Depreciation and amortization	655,109	41,091
Stock and warrants issued for services	185,067	2,417,500
Loss realized on goodwill impairment	12,502,318	-
Loss realized on note revaluation	48,688	-
Loss on asset disposal	125,938	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,287	(2,224)
Increase in deferred commissions - related party	(370,740)	-
Increase in prepaid deposits	(743)	-
Decrease in inventory	34,106	-
Increase in accounts payable	161,741	83,572
Increase in accrued expenses	260,257	70,297
Increase in deferred revenue	881,218	-
Cash used in operating activities:	(273,813)	(584,130)

Cash flows from investing activities:
Advances to equity method investee	-	(326,344)
Purchase of equipment	(16,947)	(15,785)
Cash used in investing activities	(16,947)	(342,129)

Cash flows from financing activities:
Proceeds from issuance of preferred/common stock	438,800	664,850
Proceeds from related party notes payable	15,210	-
Proceeds from notes payable	70,500	137,500
Proceeds from convertible note payable	-	129,841
Payments on notes payable	(134,011)	-
Cash provided by financing activities	390,499	932,191

Change in cash	99,739	5,932
Cash-beginning of year	25,008	19,076
Cash-end of year	$124,746	$25,008
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Schedule of non-cash investing activity
Fair value of preferred/common stock issued upon settlement of debt	$1,294,713	$-
Note principal converted to common stock	$-	$500,000
Note principal converted to preferred stock	$208,000	$-
Debt discount recorded at issuance of convertible debt and warrants	$-	$150,000
Derivative liability eliminated upon exercise of warrants	$-	$3,097,896
Derivative liability eliminated upon debt conversion	$-	$14,057,285

See Notes to Consolidated Financial Statements.

NEW GLOBAL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Background

New Global Energy, Inc. ("NGE" or the "Company") was organized on January 24, 2012. NGE's executive offices are located in Brevard County, Florida. The Company is focused on the development of its Global Energy Plantation ("GEP") Platform which combines alternative energy production, sustainable agriculture and aquaculture. It anticipates the use of non-centralized power plants, primarily concentrated solar power, Jatropha based biofuels and aquaculture operations to produce power for its own use and to feed into the power grid serving local power needs while producing farm grown fish and shrimp as food products. Management has begun to execute this plan through the purchase of a controlling interest in Aqua Farming Tech, Inc. ("AFT"). The Company is in the process of raising additional equity capital to support the completion of its acquisition and development activities. The Company's activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company. \

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has earned little revenue since inception, and supports its continued operations through debt financing, related party loans and the sale of equity. As of December 31, 2015, the company had a working capital deficit of $2,469,734 and an accumulated deficit of $36,950,311. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

Principles of Consolidation: The consolidated financial statements include the accounts of New Global Energy, Inc., and as of July 15, 2014, Aqua Farming Technologies Inc. ("AFT"), a California corporation, of which the company was determined to be the primary beneficiary as of July 15, 2014 when an additional 43.66% net revenue interest was acquired. All significant inter-company balances and transactions have been eliminated.

Use of Estimates: The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to intangible assets, income taxes, inventory valuation, and stock-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of December 31, 2015 and 2014.

Inventory: The Company's inventory consists of live fish and is stated at the lower of cost or market.

Deferred Revenue: The Company records the sale of fish for which delivery of the product has not yet occurred as deferred revenue in the current liabilities section of the consolidated financial statements.

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

Valuation of Long-Lived Assets: We review the recoverability of our long-lived assets including land, equipment, goodwill and investments, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. No impairment was recognized during the fiscal years ended December 31, 2015 and 2014.

Goodwill: Impairment of Goodwill and Other Intangible Assets. As of December 31, 2014, goodwill recorded on our Consolidated Balance Sheet aggregated $16.182 million (the entirety of this amount relates to the company's completed acquisition of Aqua Farming Technology, Inc., "AFT", a California corporation). The AFT acquisition and its related operations constitute a reporting unit and we must make various assumptions in determining their estimated fair values. We perform an annual impairment review in the fourth quarter of each fiscal year.

In accordance with FASB ASC 350, "Intangibles – Goodwill and Other," we perform goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit (the AFT farm operation being the company's only reporting unit) with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess. During our two step analysis, we identified, due to current operational challenges and future market potential in line with our current, fiscal year 2015 operational revenues, management has reached the conclusion that the carrying amount of the AFT reporting unit goodwill exceeds the implied fair value of its goodwill. As a result, an impairment of goodwill value being carried on the balance sheet and its related loss is deemed necessary.

During the fourth quarter of 2015, we performed our annual goodwill impairment test and estimated the fair value of our reporting unit based on the income approach (also known as the discounted cash flow ("DCF") method, which utilizes the present value of cash flows to estimate fair value). The future cash flows for our farm reporting unit was projected based on our estimates, at that time, of future revenues, operating income and other factors (such as working capital and capital expenditures). The discount rates used in our DCF method were based on a weighted-average cost of capital ("WACC") determined from relevant market comparisons, adjusted upward for specific reporting unit risks (primarily the uncertainty of achieving projected operating cash flows). A terminal value growth rate was applied to the final year of the projected period and reflected our estimate of potential growth. We then calculated a present value of the respective cash flows for the company's reporting unit to arrive at an estimate of fair value under the income approach and then used the market approach to corroborate this value. Under the market approach, we estimated a fair value based on comparable companies' market multiples of revenues and earnings before interest, taxes, depreciation and amortization and factored in a control premium. The result of these methods led management to record an impairment of the goodwill in the amount of $12,502,318 for the year ended December 31, 2015.

Revenue Recognition: The Company recognizes revenue during the period in which fish are delivered to the customer. Fish sold in the period, but delivered in a future period, is recorded as deferred revenue until the fish are delivered to the customer.

Stock Based Compensation: Stock-based awards are accounted for using the fair value method in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (ASC) 718, Share-Based Payments. Our primary type of share-based compensation consists of stock options and warrants. The company had stock and warrant based compensation of $133,378 to a related party and $51,689 to unrelated third parties during the year ended December 31, 2015.

Accounting For Obligations And Instruments Potentially To Be Settled In The Company's Own Stock: We account for obligations and instruments potentially to be settled in the Company's stock in accordance with FASB ASC 815, Accounting for Derivative Financial Instruments. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company's own stock. The Company evaluates stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of FASB ASC 815-40, Derivative Instruments and Hedging: Contracts in Entity's Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

Fair Value of Financial Instruments: FASB ASC 825, "Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2015 and 2014, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

The asset's or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended December 31, 2015 and 2014, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

The following table summarizes assets and liabilities remeasured at fair value on a recurring basis as of December 31, 2015 and 2014:

	December 31, 2015
Description of assets:	Level 1	Level 2	Level 3	Total
None	$-	$-	$-	$-
Description of liabilities:
Derivatives	$-	$-	$10,935	$10,935

	December 31, 2014
Description of assets:	Level 1	Level 2	Level 3	Total
None	$-	$-	$-	$-
Description of liabilities:
Derivatives	$-	$-	$560,110	$560,110

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

For the years ended December 31, 2015 and 2014, the following potentially dilutive securities have been excluded from the calculation of diluted loss per share because their impact was antidilutive.

	2015	2014
Preferred Stock	3,049,548	-
Warrants	111,716	117,416
	3,161,264	117,416

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

Uncertain Tax Positions: When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of FASB ASC 740-10, Accounting for Uncertain Income Tax Positions, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2015. We are not currently under examination by any jurisdiction for any tax year. At December 31, 2015 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were recognized under FASB ASC 740-10.

Recent Accounting Pronouncements

The Company has evaluated new relevant accounting for possible impact on our consolidated financial statements and deemed their impact to be immaterial or non-applicable to the Company.

Note 2. Acquisition of Aqua Farming Tech, Inc. (AFT):

On July 15, 2014 the Company issued 1,250,043 shares of its common stock for the assignment of a 43.66% Net Revenue Interest in and to the net revenues from the operations of AFT's aquaculture operations in Southern California. Cash allocable to the Net Revenue Interest is calculated and distributed on a quarterly basis within forty five (45) days after the end of each calendar quarter. Prior to this acquisition, the Company maintained a 36.6% minority equity interest in AFT.

On August 11, 2015, the Company completed the acquisition of an additional 760,877 common shares of Aqua Farming Tech, Inc., a California corporation ("AFT") giving it a total ownership in excess of 99% of the outstanding shares of AFT. Prior to the acquisition of this block of common shares and since July, 2014 the company concluded that it was the primary beneficiary of AFT due to the combination of ownership interests and other rights held in AFT.

The acquisition of AFT was completed for consideration of 380,434 shares of New Global Energy Inc. common stock, plus warrants to purchase 380,434 shares of New Global Energy, Inc. common stock at a price of $2.00 per share, for a period of five years from the date of the transaction. These warrants include shareholder appreciation rights and shall be exercisable after six months from the date of the transaction. As a result, the financial position and operating results and cash flows of AFT have been included in the company's consolidated financial statements since July 15, 2014.

Prior to its acquisition of a controlling equity interest, The Company determined that it was the primary beneficiary of AFT based on qualitative and quantitative factors. Specifically, the Company was entitled to a majority of the profits of AFT through its minority equity ownership in AFT and pursuant to Farm Development and Crop Lease agreements between the Company and AFT. The significance of the Company's interest in the Company's future profits were considered in determining that the Company has additional implicit variable interests resulting from its rights, which were disproportionate to its equity ownership. The carrying value of the assets and liabilities of AFT included in the accompanying consolidated balance sheet as of December 31, 2014 are as follows:

Cash	$13,226
Receivables	3,661
Inventory	43,042
Property and equipment	5,400,251
Total assets	$5,460,180

Accounts payable	$167,457
Accrued expenses	467,845
Notes payable	856,765
Due to related parties	295,558
Total Liabilities	$1,787,625

Net Surplus	$3,672,555

Note 3. Goodwill

The carrying amount of goodwill on AFT as of December 31, 2015 and December 31, 2014 are as follows:

	December 31, 2015	December 31, 2014
Goodwill - Farm Unit	$16,182,601	$16,182,601
Impairment	(12,502,318)	—
Balance	$3,680,284	$16,182,601

In accordance with FASB ASC 350, "Intangibles – Goodwill and Other," we perform goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

After managements review of step two of FASB ASC 350 during the fourth quarter of 2015, it has concluded that the carrying value of the assets held by AFT was not equal to the fair value and recorded an impairment in the amount of $12,502,318. All intangibles held by the reporting unit, such as customer lists and trade names, can be attributed a zero value due to the lack of historical revenue history.

For purposes of reviewing impairment and the recoverability of goodwill and other intangible assets, our operating segment constitutes a reporting unit and we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the reporting unit. We perform an annual impairment review in the fourth quarter of each fiscal year.

Note 4. Property and Equipment

The Company's property and equipment consisted of the following as of December 31, 2015 and 2014:

	Useful Lives	2015	2014
Land	Indefinite	$2,128,000	$2,128,000
Buildings and Improvements	7 years	2,269,886	2,295,812
Equipment & Solar Panels	10 years	766,477	889,030
Vehicles	5 years	128,500	128,500
		5,292,843	5,441,342
Accumulated depreciation		(656,692)	(41,091)
Total		$4,646,151	$5,400,251

Depreciation expense totaled $655,109 and $41,091 for the years ended December 31, 2015, and 2014, respectively.

Note 5. Notes Payable – related party

During 2014 the Company signed two unsecured promissory notes with a related party for an aggregate of $200,000. The notes bear interest at 6% per annum and were due one year from the date of issuance. During 2014 the company received $137,500 with the remaining $62,500 received in January 2015. The notes do not contain conversion rights. In February 2015, both of these notes were converted into 4,000 shares of the Company's Series A Preferred Stock. On January 1, 2015, the Company signed an unsecured promissory note with the same related party for $100,000. The note bears interest at 6% per annum and was due one year from the date of issuance. The proceeds related to this note were received between January and February 2015. In connection with the February conversion disclosed above, the related party converted $8,000 dollars of this note into 160 shares of the Company's Preferred stock. Pursuant to a debt release agreement signed between the Company and the related party in April 2016, the outstanding principal of the note, $92,000, was treated as the purchase of equity and resulted in the issuance of 1,840 shares of the Company's Preferred Stock under the preferred stock subscription agreement signed in February 2015.

The balances of related party notes as of the years ended December 31, 2015 and 2014 follows:

	Interest Rate	Maturity	2015	2014
Related Party Note A	10%	In Default	$15,000	$15,000
Related Party Note B	10%	In Default	130,000	130,000
Related Party Note C	10%	In Default	22,210	22,210
Related Party Note D	10%	In Default	74,000	74,000
Related Party Note E	10%	In Default	95,000	95,000
Related Party Note F	10%	In Default	10,000	10,000
Related Party Note G	10%	In Default	7,000	7,000
Related Party Note H	10%	In Default	13,069	13,069
Related Party Note I	None	On Demand	14,458	14,458
Related Party Note J	None	On Demand	15,409	-
Related Party Note K	10%	Converted	-	100,000
Related Party Note L	10%	Converted	-	37,500

Total			$396,036	$518,237

As of December 31, 2014 the Company had outstanding notes payable to related parties totaling $518,237. Included in this balance is $503,779 of debt which bears interest at 10% per annum and is currently in default. The remaining $14,458 in related party notes are non-interest bearing cash advances from shareholders. These advances are due on demand.

As of December 31, 2015 the Company had outstanding notes payable to related parties totaling $396,036. Included in this balance is $356,600 of debt which bears interest at 10% per annum and is currently in default. The remaining $29,668 in related party notes are non-interest bearing cash advances from shareholders. These advances are due on demand.

The Company has recognized $70,310 and $67,639 in interest expense related to the notes held by related parties for the years ended December 31, 2015 and 2014, respectively and $138,951 and $145,993 of related party interest expenses is included in accrued expenses on the Company's consolidated balance sheet as of December 31, 2015 and 2014, respectively.

Note 6. Notes Payable

Note 1 - Note payable for vehicle financing with a balance of $6,000 as of December 31, 2015 and 2014, accruing interest of 10% and due on demand. This note matured on September 10, 2010 and is currently in default.

Note 2 - Note payable pursuant to a 2010 settlement with a balance of $111,361 and $183,686, as of the years ended December 31, 2015 and December 31, 2014, respectively, matured on December 15, 2015, and is non-interest bearing. This note is currently in default.

Note 3 and Note 3a - Note payable to a bank with a balance of $466,312 on December 31, 2014, with a 6.5% variable interest rate and matured on December 7, 2014 (Note 3), but was renewed by the bank and AFT on March 10, 2015 with a balance of $506,178 (a combination of outstanding principal on the prior note, accrued note interest and late fees) a 6.5% variable interest rate at December 31, 2015 and a maturity date of March 10, 2017 (Note 3a). During 2015, $41,104 was paid towards the principal of the note, while $26,768 of interest related to the renewed note accrued and was converted into note principal per the renewal agreement. The note has a balance of $498,459 as of December 31, 2015 and is in default under the terms of the loans covenants, and therefore is included in current liabilities as of December 31, 2015.

Note 4 - Note payable for solar system array at the Thermal, California property with a balance of $136,225 and $162,130 as of December 31, 2015 and December 31, 2014, respectively, with interest rate at 2.8% due in monthly installments of $4,138 through March of 2018.

Note 5 – Note payable for solar installation at the Thermal property, with a balance of $25,000 as of the years ended December 31, 2015 and December 31, 2014 and an interest rate at 10%. This note is currently in default

The notes payable outstanding as of December 31, 2015 and 2014 are summarized below:

	2015	2014
Note 1	$6,000	$6,000
Note 2	111,361	183,686
Note 3	-	466,312
Note 3a	498,459	-
Note 4	136,224	162,130
Note 5	25,000	25,000

Total	$777,044	$843,128

The Company has recognized $37,747 and $76,573, in interest expense for the years ended December 31, 2015 and December 31, 2014, respectively related to notes payable and is included in accrued expenses on the Company's consolidated balance sheet as of December 31, 2015 and 2014.

Future maturity of debt is as follows

Year ended December 31,	Amount
2016	$690,475
2017	49,656
2018	36,913
2019	-
2020	-
Total	$777,044

Note 7. Stockholders' Equity

Common Stock

We are currently authorized to issue up to 100,000,000 shares of $ 0.0001 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

Series A Preferred Stock

We are currently authorized to issue up to 25,000 shares of Series A Convertible Preferred stock, with a$ 0.0001 par value. All issued shares of Series A Convertible Preferred stock are entitled to vote on a 1 share/1 vote basis. The currently issued preferred shares carry a liquidation preference of $150 per preferred share.

Each share of Series A Convertible Preferred Stock shall be convertible, at the option of the holder, at any time into such number of fully paid and non-assessable shares of Common Stock as is determined by multiplying the number of issued and outstanding shares of the Corporation's Common Stock by .0000110. Provided however, that such number of common shares into which each share of Series A Preferred Stock may be converted shall not exceed 220.

Common stock Issued:

Shares issued for forgiveness of accounts payable to a related party: During October 2014 the Company issued 450,000 shares to a related party in exchange for the forgiveness of $450,000 of past due accounts payable. The shares were valued at the fair value based on the trading price as of the date of forgiveness. The fair value price on date of forgiveness was $5.15 and the forgiveness amount, totaling $2,317,500, was recorded to additional paid in capital.

Shares issued upon conversion of debt: During the year ended December 31, 2014 the company issued 2,000,000 shares of common stock upon the conversion of a $500,000 note payable due to a related party.

Shares issued upon exercise of warrants: During 2014, we issued 400,000 shares of common stock upon the exercise of 400,000 warrants at $1.00 per share and received proceeds of $400,000. Additionally, we issued 88,284 shares of common stock upon the exercise of 88,284 warrants at $3.00 per shares for which we received $264,850.

The following table summarizes common stock warrants issued and outstanding:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (months)	Aggregate intrinsic value*
Warrants outstanding at December 31, 2014	117,416	$3.15	6.6	$212,260
Granted	-	$-		$-
Expired	(5,700)	$-		$-
Warrants outstanding at December 31, 2015	111,716	$0.33	6.6	$-
Warrants exercisable at December 31, 2015	111,716	$0.33	6.6	$-

_____________

* Amount by which the fair value of the stock at the balance sheet date exceeds the exercise price

Shares issued to acquire Net Revenue Interest and Crop Leases: On July 15, 2014 the Company issued 1,250,043 shares of its common stock to a Nevada General Partnership for the assignment of a 43.66% Net Revenue Interest in and to the net revenues from the operations of AFT's aquaculture operations in Southern California. See Note 2.

On September 5, 2014, the Company issued 1,529,412 shares of its common stock to a separate Nevada General Partnership for the assignment of a 27.35% Net Revenue Interest in aquaculture operations of and an 8.44% interest in and to a farm and crop lease covering two parcels of land (6.1 and 15.92 acres respectively) in the Coachella Valley in Southern California. Since AFT was consolidated on July 15, 2014, as a result of the company's acquisition of the net revenue interest, the acquisition of the additional interest was accounted for as an equity transaction with no impact on the total assets of the Company.

On September 9, 2014, the Company issued 4,871,750 shares of its common stock to a Nevada corporation for the assignment of a 91.56% interest in and to a Farm and Crop Lease covering to parcels of land (6.1 and 15.92 acres respectively) in the Coachella Valley in Southern California. Since AFT was consolidated on July 15, 2014, as a result of the company's acquisition of the net revenue interest, the acquisition of the additional interest was accounted for as an equity transaction with no impact on the total assets of the Company.

Common shares issued for consulting services: During September 2014, the Company issued 20,000 shares of stock in exchange for transfer agent services. The shares were valued at the fair value based on the trading price as of the date of the service agreement. The fair value price on date of agreement was $5.00 and the total compensation amount totaled $100,000.

On October 29, 2015, the Company issued 100,000 shares of stock to a consultant for $1.39 per share, the price per share on the date of agreement, in exchange for investor relation services to be provided over the next six months. For the year ended December 31, 2015, the stock issuance was revalued at $0.38 per share, the closing trading price of the company's stock on December 31, 2015. Based on this revaluation, the company has recorded $13,701 in consulting fees for the year ended December 31, 2015.

On December 11, 2015, the Company issued 283,783 shares of stock to a related party at $0.47 per share, the closing trading price of the company's stock on the date the agreement was signed, December 10, 2015, totaling $133,378, for management services provided.

Common shares issued to acquire controlling interest in Aqua Farming Tech: On August 11, 2015, the Company completed the acquisition of an additional 760,877 common shares of AFT. This transaction was completed for and in consideration of 380,434 shares of common stock, plus warrants to purchase an additional 380,434 shares of common stock at a price of $2.00 per share for a period of five years from the date of the transaction. These warrants include cashless exercise rights and shall be exercisable after six months from the date of the transaction.

Preferred Shares issued in settlement of debt: In February and March 2015 we issued a total of 4,160 shares of Series "A" Convertible Preferred stock in settlement of $208,000 of principal due on notes payable to a related party. The shares were valued at fair value using an Option Pricing model coupled with the Equity Allocation method. The resultant value of $1,294,713 was derived using the following significant assumptions:

Risk free interest rate	.49% to .70%
Expected volatility	82% to 90%
Expected years to liquidity	2 years
Expected dividend yield	0%

Each share of Series A Convertible Preferred Stock shall be convertible, at the option of the holder, at any time into such number of fully paid and non-assessable shares of Common Stock as is determined by multiplying the number of issued and outstanding shares of the Corporation's Common Stock by .0000110. Provided however, that such number of common shares into which each share of Series A Convertible Preferred Stock may be converted shall not exceed 220. As of December 31, 2015 each share of Series A Convertible Preferred stock would convert into approximately 152.5 common shares. The shares are entitled to a liquidation preference of $150 per share and dividends on a pro-rata basis with the common if and when declared.

Preferred Shares issued for cash: In 2015 the company issued a total of 15,840 shares of Series "A" Convertible Preferred stock in exchange for $792,000, or $50.00 per share, as stipulated in the February 10, 2015 stock purchase agreement between the Company and a related party. The agreement calls for the issuance 20,000 Series A Convertible Preferred shares in return for $1,000,000, of which $208,000 had already been converted, leaving $792,000 to be funded under the terms of the subscription agreement. As of December 31, 2015 $438,800 has been received from the related party and $353,200 remains accrued as stock subscription receivable.

Warrants issued for services: In September 2015 the company issued a total of 100,000 warrants to purchase common stock. The warrants were issued as consideration for services. The warrants are exercisable at $0.001 and expire September 11, 2022. We used the Black-Scholes-Merton pricing model and inputs described below to estimate the fair value of $37,988 at December 31, 2015.

Risk free interest rate	.11%
Expected volatility	248%
Expected years to liquidity	6.7 years
Expected dividend yield	0%

Note 8. Derivative and Warrant Liabilities

Embedded Conversion Feature

To properly account for the convertible notes payable discussed in Note 5 and 6, the Company performed a detailed analysis to obtain a thorough understanding of the transaction. The Company reviewed FASB ASC 815, to identify whether any equity-linked features in the notes are freestanding or embedded. The notes were then analyzed to determine if the embedded conversion feature should be bifurcated and accounted for at fair value. The Company determined that the embedded conversion features met the requirements for bifurcation pursuant to FASB ASC 815 due to the "Down Round Provision" and therefore accounted for the embedded conversion features of the notes as derivative liabilities. Changes in fair value of the derivative financial instruments are recognized in the Company's consolidated statement of operations as a derivative valuation gain or loss.

The calculated value of the embedded conversion feature resulted in a value greater than the value of the debt and as such, the total discount was limited to the original value of the related note principal. The convertible debt is recorded net of the discount. Any excess value of the initial derivative liability over the discount amount was charged to expense at the date of the notes' inception.

Warrants

The previous convertible debt was issued with an aggregate of 600,000 detachable warrants to purchase the Company's common stock. Each warrant entitles the holder to purchase one share at prices ranging from $1.00 to $3.00 and they expire at various dates in 2016.The exercise price of these warrants and the conversion rate of the debt is to be adjusted in the event that the Company issues or sells any shares of common stock, options, warrants or any convertible instruments (other than exempted issuances) at an effective price per share which is less than the exercise price of these warrants. Accordingly, in accordance with FASB ASC 815, the Company has accounted for these warrants as liabilities.

The Company values its warrant derivatives and simple conversion option derivatives using the Black-Scholes option-pricing model. Assumptions used for 2014 and 2015 include:

•	risk-free interest rate- 0.36%
•	warrant life is the remaining contractual life of the warrants, which is .55 of one year
•	expected volatility- 2014: 328.86% 2015: 247.90%
•	Stock Price on Measurement Date: 2014: $4.90 2015: $0.38
•	expected dividends-none
•	exercise prices as set forth in the agreements,
•	common stock price of the underlying share on the valuation date, and
•	number of shares to be issued if the instrument is exercised

The aggregate fair value of the warrants and the conversion feature was determined to be $10,935 and $0, respectively, at December 31, 2015 and $560,110 and $0, respectively, at December 31, 2014. The following table summarizes the changes in the derivative liabilities for the years ended December 31, 2015 and 2014.

	Totals	Warrants	Conversion Feature
Fair value at December 31, 2013	$11,886,379	$3,542,005	$8,344,374
Initial fair value-incremental issuance of convertible debt	4,168,076	-	4,168,076
Adjustments to fair value upon exercise of warrants	(81,384)	(81,384)	-
Exercise of warrants	(3,097,896)	(3,097,896)	-
Adjustments to fair value at dates of conversion	586,293	-	586,293
Conversion of convertible debt	(14,057,285)	-	(14,057,285)
Adjustment to fair value at December 31, 2014	1,155,927	197,385	958,542
Fair value at December 31, 2014	$560,110	$560,110	$-
Adjustment to fair value at December 31, 2015	549,174	549,174	-
Fair value at December 31, 2015	$10,935	$10,935	$-

Note 9. Income Taxes

The provision for income taxes for the years ended December 31, 2015 and 2014 assumes a 34% effective tax rate for federal income taxes. The company has no state tax liability.

The company has deferred tax assets at December 31, 2015 and 2014 as follows:

	2015	2014
Individual components giving rise to the deferred tax assets are as follows:
Future tax benefit arising from net operating loss carryovers	$2,444,190	$1,726,190
Less valuation allowance	(2,444,190)	(1,726,190)
Net deferred	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the years ended December 31, 2015 and 2014, respectively, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

At December 31, 2015, the Company had approximately $4,000,000 in Federal and State tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in 2032. Pursuant to Internal Revenue Code Section 382, the future utilization of our net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

In the normal course of business, the Company's income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740-10-15.

Note 10. Deferred Revenue

Deferred revenue represents amounts billed and collected for the future delivery of fish in accordance with contractual terms. These advance payments relate solely to the Company's future fish contract program. Beginning in the 4th quarter 2015, the Company commenced the sale of future contracts for the sale of fish, with the actual fish to be delivered before the end of 2016. The amounts represented below show the results of the presales.

	Dec 31, 2015	Dec 31, 2014

Pounds of fish presold	520,711	-
Average sale price per pound (varies between $1.50 and $2.00)	$1.79	$-
Total deferred revenue	$875,601	$-

In addition, the Company has signed a commission agreement with a related party and beneficial shareholder, for the future fish contracts. Per this agreement, the related party introduces the futures buyers to the Company and receives a 40% flat commission on all sales. The related party has received $364,110 as of December 31, 2015 in prepaid commissions. The related party is still owed $6,630 for commissions yet to be paid, which has been accrued as of December 31, 2015.

Note 11. Related Party Transactions

Due to Related Parties

As of December 31, 2015 and 2014, the Company owed certain related parties $396,036 and $295,558 respectively. Out of the 2015 amount, $366,169 represents note payable due to a related party, bears interest at 10% and is due on demand. The remainder, $29,867, bears no interest and is due on demand.

Reimbursement of Expenses of our Chief Executive Officer

The Company's chairman and chief executive does not receive a management fee or other compensation in connection with his management of us. The Company reimburses its chairman and chief executive for all direct and indirect costs of services provided, including the costs of employee, officer and director compensation and benefits allocable to us, and all other expenses necessary or appropriate to the conduct of our business. Total costs paid by the Company, for legal services provided by our chairman and chief executive related to contractual agreements, fundraising and general day to day business activities, were $170,517 and $243,000, for the years ended December 31, 2015 and 2014, respectively.

The Company has entered into the following transactions with a company owned by a beneficial shareholder of the company:

•	Holder of 20,000 shares of Series A Convertible Preferred stock, and 1,061,630 shares of common stock.
•

Note payable in the amount of $74,000, and $211,500 as of December 31, 2015 and 2014, respectively, of which $22,985 in related party interest has been accrued. The CEO of this holder has personally provided $15,210 in cash advances to the Company during 2015. These advances are non-interest bearing and due on demand.

•	Settled $208,000 of the outstanding notes in exchange for issuing 4,160 shares of the Company's Series A Convertible Preferred stock.
•

Received 15,840 shares of Series A preferred stock in exchange for $792,000. As of December 31, 2015, the Company has received $438,800 related to the agreement and recorded $353,200 in stock subscription receivable.

•	Receives 40% of tilapia futures sales on a commission basis. See Note 10. Deferred Revenue for further details on the commission agreement.
•

Entered into a consulting agreement with the Company on October 1, 2015 to provide leads on potential asset and business acquisitions, commercial customers, channel partners, service providers and investors to the Company in exchange for a tiered success fee in the event their efforts secure capital investment or revenue partners for the company.

•

The related party consultant will be paid $10,000 for each month of advisory services provided to the Company. As of December 31, 2015, the Company has accrued $30,000 in consulting fees and paid nothing under this agreement.

The Company entered into the following transactions with a related party:

•	Holder of 664,217 shares of common stock
•

Holds two notes payable from the Company. The first note is held at $13,069 and bears interest at 10%. This note has accrued $4,735 and $3,428 in related party interest for the years ended December 31, 2015 and 2014, respectively. The 2nd note is a cash advance from the debt and equity holder totaling $14,458. This note bears no interest and is due on demand.

•

A cosigner and guarantor on the bank loan for the 221-kW DC solar photovoltaic electric system on the Thermal farm. These panels are owned and the current loan is paid for by AFT. As of December 31, 2015 $477,296 was still owed on the loan.

•

Farm Consultant for the Company since September 2013. Per the agreement, the debt and equity holder receives $10,000 per month plus expenses. As of December 31, 2015, the Company has accrued $30,000 in consulting fees and has settled prior outstanding fees in December 2015 through stock issuances totaling 283,783 shares of the Company's common stock.

•

Owner of a 174.37 kW-DC Photovoltaic System on the Mecca farm, land owned by AFT and leased to the related party for a period of 10 years at a total cost of $1.00, designed to cover 90% of energy required by the Mecca farm. This system is subject to an agreement between the debt and equity holder and AFT, covered in the off balance sheet arrangement section of this year's 10-K. The company has accrued $103,586 as of December 31, 2015 for the portion due related to this agreement.

The prior owners of AFT are now shareholders in the Company and also were owed $283,000 and $129,000 at December 31, 2015 and 2014 respectively, in accrued management fees to the company. These shareholders provide farm management and accounting services in exchange for a management fee of $10,000 per month.

Note 12. Subsequent Events

Management has assessed subsequent events in accordance with U.S. generally accepted accounting principles through April 25, 2016, and has concluded that no significant events have occurred requiring disclosure.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015(under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of December 31, 2015 due to the lack of sufficient personnel to assure segregation of duties and the lack of a full time Chief Financial Officer and no full time accounting personnel to support the day to day accounting activities and the financial reporting function.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

•

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

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control -- Integrated Framework. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of December 31, 2015 due to the following: Company's disclosure controls and procedures were not effective as of December 31, 2015 due to the lack of a full time Chief Financial Officer and no full time accounting personnel to support the day to day accounting activities and the financial reporting function.. As a result, we did not adequately test whether our financial activity level controls or our information technology general controls were operating sufficiently to identify a deficiency, or combination of deficiencies, that may result in a reasonable possibility that a material misstatement of the financial statements would not be prevented or detected on a timely basis. Additionally, the company lacks an independent audit committee to oversee management.

Remediation of Material Weaknesses.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board ("PCAOB") Auditing Standard No. 5), or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. While management believes that the Company's financial statements previously filed in the Company's SEC reports have been properly recorded and disclosed in accordance with US GAAP, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

•	We are planning to hire one full time bookkeeper, in order to enhance our internal finance and accounting organizational structure.

•

We have hired a third party consultant who has the required background and experience in accounting principles generally accepted in the United States of America and with SEC rules and regulations to assist us in our financial reporting requirements. This consultant will perform additional levels of analysis and quality control reviews within the accounting and financial reporting functions.

While we have not yet remediated these material weaknesses, we will continue our remediation efforts during fiscal 2016.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to such attestation pursuant to rules of the Securities and Exchange Commission that permits us to provide only management's report in this Annual Report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

None noted.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The directors and executive officers of the Company for the reported period are as follows:

Name	Age	Position

Perry D. West	69	Director, Chairman of the Board and CEO/President

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

Code of Ethics. The Company has adopted a Code of Ethics applicable to its principal executive, financial, and accounting officers and persons performing similar functions as of December 31, 2015.

Compensation Committee. The Company does not have a compensation committee. The company's Directors serve as its audit committee.

There was no director compensation paid during the fiscal year.

Lack of Independent Directors. The Company's Directors are not independent Directors as that term is defined in section 803 of the listing standards of the NYSE AMEX. No Director is a "financial expert" as that term is defined in the regulations of the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the chief executive officer of the Company, December 31, 2015 and 2014

		Summary Compensation Table
		Annual Compensation			Payouts
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation	Underlying Options	All Other Compensation
Perry D. West, President/CEO	2015*	0	0	0	0	0
Perry D. West, President/CEO	2014*	0	0	0	0	0

______________

*Mr. West received separate attorney's fees for legal and consulting work performed for the Company during the year. Those fees were $170,517 and $243,000 for the years ended December 31, 2015 and 2014, respectively.

Options/Stock Appreciation Rights:

There were no stock options and stock appreciation rights ("SARs") granted to executive officers during the year ended December 31, 2015.

Director Compensation

The Company does not have any standard arrangements pursuant to which director of the Company is compensated for services provided as a director. The director is entitled to reimbursement for expenses reasonably incurred in carrying out Board responsibilities. There have been no distributions of Stock to our sole officer and director through December 31, 2015.

Compensation Agreements, Termination of Employment and Change-in-Control Arrangements:

Compensation Committee Interlocks and Insider Participation. The Company's Director acts as its compensation committee. During the year ended December 31, 2015, the Company's sole officer was not a Director of another entity, which other entity had one of its executive officers serving as one of the Company's Directors.

Compensation of Director During Year Ended December 31, 2015. The Company does not compensate its Director for acting as such.

Long-Term Incentive Plans. The Company does not provide its officer or employees with pension, stock appreciation rights, long-term incentive or other plans.

Employee Pension, Profit Sharing or other Retirement Plans. The Company does not have a defined benefit, pension, nor profit sharing plan, nor does it offer a 401(k) plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information concerning ownership of common stock, as of December 31, 2015, by each person known by the Company to be the beneficial owner of more than 5% of the common stock, each director and executive officer, and by all directors and executive officers of the Company as a group.

Name of beneficial owner	Status	Shares Beneficially Owned	Percentage of Class

Perry D. West	Director, President and CEO	1,000,000	7.00%
BioGlobal Resources, Inc.	Company controlled by beneficial shareholder	1,061,630	7.43%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Directors

Perry D. West	Director, Chairman, President and CEO

At inception Mr. West purchased 1,000,000 shares of the company's common stock for $1,000.

(see Financing Activities in Management's Discussion and Analysis)

During the years ended December 31, 2015 and 2014, the Company paid related parties for the following expenses:

	Consulting Fees
	Years Ending
Related Party	December 31, 2015	December 31, 2014

Perry Douglas West Chartered	$170,517	$243,000

Perry Douglas West Chartered is wholly owned by Perry D. West, who serves as President, CEO and Chairman of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEEES AND SERVICES

(1) Audit Fees: The Company's current principal accountant has billed $45,000 for Audit services for the Years ended 2015 and 2014.

(2) Audit Related Fees:

None

(3) Tax Fees:

None

(4) All Other Fees:

None

PART IV - OTHER INFORMATION

ITEM 15. Exhibits, Financial Statement Schedules.

a) Exhibits

3.1	Articles of Incorporation. (Incorporated by reference-S-1 Registration)
3.2	By Laws (Incorporated by reference-S-1 Registration)
4.1	Class A Warrant Certificate (Incorporated by reference-S-1 Registration)
4.1	Class B Warrant Certificate (Incorporated by reference-S-1 Registration)
5.1	Opinion of Legality (Incorporated by reference-S-1 Registration)
10.1	Convertible Promissory Note with Warrants (Incorporated by reference-S-1 Registration)
10.2	Legal Services Agreement (Incorporated by reference-S-1 Registration)
10.3	Intellectual Property Agreement (Incorporated by Reference from 8-K 5/12/15)
10.4	License Agreement (Incorporate by Reference from 8-K 5/12/15)
10.5	Serices Agreement (Incorporated by Reference from 8-K 5/12/15)
31.1	Section 302 Certification By Chief Executive Officer and Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer
101	XBRL Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW GLOBAL ENERGY, INC.

Dated: April 26, 2016	By:	/s/ Perry D. West
Perry D. West
CEO and Director

