Form 10-Q
period 2016-03-31
New Global Energy, Inc.
filed 2016-06-13
CIK 1543083

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANTTO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, par value $.0001 per share 14,061,582 outstanding shares as of June 8, 2016.

ITEM 1. FINANCIAL STATEMENTS

New Global Energy, Inc.
Condensed Consolidated Balance Sheets

	As of March 31, 2016	As of December 31, 2015
	(unaudited)
Assets
Current assets:
Cash	$192,933	$124,746
Accounts receivable	-	2,374
Inventory	12,328	8,937
Deferred commissions - related party	705,536	370,740
Total current assets	910,797	506,797

Property and equipment, net	4,521,999	4,646,151

Other assets:
Goodwill	3,680,283	3,680,283
Deposits	21,238	6,981
Total other assets	3,701,521	3,687,264

Total Assets	$9,134,318	$8,840,211

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$354,477	$342,588
Accrued expenses	146,136	118,948
Accrued expenses - related party	625,057	536,331
Notes payable - related parties	394,836	396,036
Notes payable - current portion	668,130	690,475
Derivative liability	6,907	10,935
Deferred revenue	2,190,759	881,218
Total current liabilities	4,386,303	2,976,531

Notes payable, net of current portion	73,616	86,569
Total liabilities	4,459,919	3,063,100

Commitments and contingincies

Stockholders' Equity:
Preferred stock-25,000,000 shares authorized $0.001 par value 20,000 shares issued and outstanding (liquidation preference of $3,000,000)	2	2
Common stock-100,000,000 shares authorized $0.0001 par value 13,961,582 shares oustanding and 13,861,582 issued, respectively	1,396	1,386
Additional paid-in capital	43,054,487	43,013,191
Common stock subscription receivable	(353,300)	(353,200)
Accumulated deficit	(38,090,341)	(36,950,311)
Total New Global Stockholders' equity	4,612,244	5,711,068
Non-controlling interest	62,155	66,043
Total stockholders' equity	4,674,399	5,777,111

Total Liabilities and Stockholders' Equity	$9,134,318	$8,840,211

See Notes to Unaudited Condensed Consolidated Financial Statements.

New Global Energy, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended March 31, 2016	Three months ended March 31, 2015

Revenue	$13,088	$20,247

Costs and Expenses:
Costs of goods sold	358	65,660
Depreciation	111,152	33,328
General and administrative - related party	245,304	-
General and administrative	298,942	180,966
Total Operating Costs and Expenses	655,755	279,954

Other (Income) Expense:
Gain on derivative valuation	(4,028)	(145,104)
Interest expense and amortization of debt discount	19,727	27,880
Loss on settlement of debt	-	1,992,732
Loss on disposal of asset	13,000	-
Loss on sale of future fish contracts	472,552	-
Total Other Expense, net	501,251	1,875,508

Loss before income taxes	(1,143,918)	(2,135,215)
Provision for income taxes	-	-
Net loss	(1,143,918)	(2,135,215)
Net loss attributable to non-controlling interest	3,888	40,960
Net loss attributable to New Global	$(1,140,030)	$(2,094,255)
Per share amounts attrubitable to New Global:
Basic and diluted	$(0.08)	$(0.16)
Weighted average number of share outstanding
Basic and diluted	13,870,471	13,097,365

See Notes to Unaudited Condensed Consolidated Financial Statements.

New Global Energy, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(unaudited)

	Preferred Stock		Common Stock		Common Stock To Be Issued		Additional paid-in	Accumulated	Subscription	Non-Controlling Interest in Variable Interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Entity	Equity
Balance at December 31, 2015	20,000	$2	13,861,582	$1,386	-	-	$43,013,191	$(36,950,311)	$(353,200)	$66,043	$5,777,111
Revaluation of warrants issued for services to non-employees	-	-	-	-	-	-	12,010	-	-	-	12,010
Revluation of common stock issued for services to non-employees	-	-	-	-	-	-	29,195	-	-	-	29,195
Shares issued as a result of warrant conversion	-	-	-	-	100,000	10	90	-	(100)	-	-
Net Loss	-	-	-	-	-	-	-	(1,140,030)	-	(3,888)	(1,143,918)
Balance at March 31, 2016	20,000	$2	13,861,582	$1,386	100,000	$10	$43,054,487	$(38,090,341)	$(353,300)	$62,155	$4,674,399

See Notes to Unaudited Condensed Consolidated Financial Statements.

New Global Energy, Inc.
Condensed Consolidated Statement of Cash Flows
(unaudited)

	Three months ended March 31, 2016	Three months ended March 31, 2015

Cash flows from operating activities:
Net Loss	$(1,143,918)	$(2,135,215)
Adjustments required to reconcile net loss to cash provided by (used in) operating activities:
Gain on derivative valuation	(4,028)	(145,104)
Loss realized upon disposal of asset	13,000	-
Loss on settlement of debt	-	1,992,732
Depreciation and amortization	111,152	33,328
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,374	3,661
Increase in deferred commissions - related party	(334,796)	-
Increase in prepaid assets	(14,257)	-
(Increase) decrease in inventory	(3,391)	37,043
Increase in accounts payable	11,685	3,849
Increase in accrued expenses	157,120	10,228
Increase in deferred revenue	1,309,541	-
Cash provided by (used in) operating activities:	104,485	(199,478)

Cash flows from investing activities:
Purchase of equipment	-	(11,875)
Cash used in investing activities	-	(11,875)

Cash flows from financing activities:
Proceeds from related party notes payable	-	55,000
Proceeds from notes payable	-	259,800
Payment on debt	(36,298)	(114,695)
Cash (used in) provided by financing activities	(36,298)	200,105

Change in cash	68,187	(11,248)
Cash-beginning of period	124,746	25,008
Cash-end of period	$192,933	$13,760
Supplemental Cash Flow Informationy:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Schedule of non-cash investing activity
Fair value of preferred/common stock issued upon settlement of debt	$-	$2,333,530

See Notes to Unaudited Condensed Consolidated Financial Statements.

NEW GLOBAL ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Background

New Global Energy, Inc. ("NGE" or the "Company") was organized on January 24, 2012. NGE's executive offices are located in Brevard County, Florida. The Company is focused on the development of its Global Energy Plantation ("GEP") Platform which combines alternative energy production, sustainable agriculture and aquaculture. It anticipates the use of non-centralized power plants, primarily concentrated solar power, Jatropha based biofuels and aquaculture operations to produce power for its own use and to feed into the power grid serving local power needs while producing farm grown fish and shrimp as food products. Management has begun to execute this plan through the purchase of a controlling interest in Aqua Farming Tech, Inc. ("AFT"). The Company is in the process of raising additional capital to support the completion of its acquisition and development activities. Furthermore, beginning in the 4th quarter 2015, the Company commenced the sale of future contracts for the sale of fish, with the actual fish to be delivered before the end of 2016.These presales have generated cash to support the Company's day-to-day operations. The Company's activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has earned little revenue since inception, and supports its continued operations through debt financing, related party loans, sale of future fish contracts and the sale of equity. As of March 31, 2016, the company had a working capital deficit of $3,475,505 and an accumulated deficit of $38,090,341. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

While the Company is ramping up its operations and revenue generating activities, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds by way of a public or private offering as well as fish presales based on expected fish output in the next year. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

Basis of Presentation

The accompanying consolidated balance sheet as of March 31, 2016, which was derived from audited financial statements, and the unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended December 31, 2015, included in the Company's Annual Report on Form 10-K covering that period.

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2016 and 2015. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform to annual reporting requirements.

Principles of Consolidation: The consolidated financial statements include the accounts of New Global Energy, Inc., and its majority-owned subsidiary, AFT, a California corporation. All significant inter-company balances and transactions have been eliminated.

Use of Estimates: The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to intangible assets, income taxes, inventory valuation, and stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of March 31, 2016 and 2015.

Inventory: The Company's inventory consists of live fish and is stated at the lower of cost or market.

Deferred Revenue: Beginning in the 4th quarter 2015, the Company commenced the sale of future contracts for the sale of fish, with the actual fish to be delivered to customers or their assignees before the end of 2016. The Company records the sale of fish for which delivery of the product has not yet occurred as deferred revenue in the current liabilities section of the condensed consolidated financial statements.

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

Valuation of Long-Lived Assets: We review the recoverability of our long-lived assets including land, equipment, goodwill and investments, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. No impairment was recognized during the three month ended March 31, 2016 and 2015.

Goodwill: Impairment of Goodwill and Other Intangible Assets. As of March 31, 2016, goodwill recorded on our condensed consolidated balance sheet aggregated $3.68 million (the entirety of this amount relates to the company's completed acquisition of AFT, a California corporation). The AFT acquisition and its related operations constitute a reporting unit and we must make various assumptions in determining their estimated fair values. We perform an annual impairment review in the fourth quarter of each fiscal year.

Revenue Recognition: The Company recognizes revenue during the period in which fish are delivered to the customer. Sale proceeds received in the current period, for which delivery has not occurred, are recorded as deferred revenue until the fish are delivered to the customer.

Stock Based Compensation: Stock-based awards are accounted for using the fair value method in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (ASC) 718, Share-Based Payments. Our primary type of share-based compensation consists of stock options and warrants. The company granted no new stock or warrant based compensation during the three months ended March 31, 2016. Non-employee stock and warrant compensation is revalued quarterly and these revaluations are reflected in the Condensed Consolidated Statement of Shareholders' Equity.

Fair Value of Financial Instruments: FASB ASC 825, "Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At March 31, 2016 and 2015, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the three months ended March 31, 2016 and 2015, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

The following table summarizes assets and liabilities remeasured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

	March 31, 2016
Description of assets:	Level 1	Level 2	Level 3	Total
None	$-	$-	$-	$-
Description of liabilities:
Derivatives	$-	$-	$6,907	$6,907

	December 31, 2015
Description of assets:	Level 1	Level 2	Level 3	Total
None	$-	$-	$-	$-
Description of liabilities:
Derivatives	$-	$-	$10,935	$10,935

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

For the three months ended March 31, 2016 and 2015, the following potentially dilutive securities have been excluded from the calculation of diluted loss per share because their impact was antidilutive.

	2016	2015
Preferred Stock	3,049,548	981,504
Warrants	111,716	117,416
	3,161,264	1,098,920

Recent Accounting Pronouncements

The Company has evaluated new relevant accounting for possible impact on our condensed consolidated financial statements and deemed their impact to be immaterial or non-applicable to the Company.

Note 2. Property and Equipment

The Company's property and equipment consisted of the following as of March 31, 2016 and December 31, 2015:

	Useful Lives	March 31, 2016	December 31, 2015
Land	Indefinite	$2,128,000	$2,128,000
Buildings and Improvements	7 years	2,269,886	2,269,886
Equipment & Solar Panels	10 years	776,477	766,477
Vehicles	5 years	115,500	128,500
		5,289,843	5,292,843
Accumulated depreciation		(767,844)	(656,692)
Total		$4,521,999	$4,646,151

Depreciation expense totaled $111,152 and $33,328 for the three months ended March 31, 2016, and 2015, respectively.

Note 3. Notes Payable – related party

The balances of related party notes as of March 31, 2016 and December 31, 2015 follows:

	Interest Rate	Maturity	March 31, 2016	December 31, 2015
Related Party Note A	10%	In Default	$15,000	$15,000
Related Party Note B	10%	In Default	130,000	130,000
Related Party Note C	10%	In Default	22,210	22,210
Related Party Note D	10%	In Default	74,000	74,000
Related Party Note E	10%	In Default	94,000	95,000
Related Party Note F	10%	In Default	10,000	10,000
Related Party Note G	10%	In Default	7,000	7,000
Related Party Note H	10%	In Default	13,069	13,069
Related Party Note I	None	On Demand	14,458	14,458
Related Party Note J	None	On Demand	15,210	15,210

Total			$394,836	$396,036

As of March 31, 2016, the Company had outstanding notes payable to related parties totaling $394,836. Included in this balance is $365,279 of debt which bears interest at 10% per annum and is currently in default. The remaining $29,668 in related party notes are non-interest bearing cash advances from shareholders. These advances are due on demand.

The Company has recognized $19,727 and $27,880 in interest expense related to the notes held by related parties for the three months ended March 31, 2016 and 2015, respectively.

Note 4. Notes Payable

Note 1 - Note payable for vehicle financing with a balance of $6,000 as of March 31, 2016 and December 31 2015, accruing interest of 10% and due on demand. This note matured on September 10, 2010 and is currently in default.

Note 2 - Note payable pursuant to a 2010 settlement with a balance of $99,361 and $111,361, as of March 31, 2016 and December 31, 2015, respectively, matured on December 15, 2015, and is non-interest bearing. This note is currently in default.

Note 3 and Note 3a - Note payable to a bank with a balance of $466,312 on December 31, 2014, with a 6.5% variable interest rate and matured on December 7, 2014 (Note 3), but was renewed by the bank and AFT on March 10, 2015 with a balance of $506,178 (a combination of outstanding principal on the prior note, accrued note interest and late fees) a 6.5% variable interest rate at December 31, 2015 and a maturity date of March 10, 2017 (Note 3a). During 2015, $41,104 was paid towards the principal of the note, while $26,768 of interest related to the renewed note accrued and was converted into note principal per the renewal agreement. The note had a balance of $488,113 as of March 31, 2016 and $498,459 as of December 31, 2015 and is in default under the terms of the loans covenants, and therefore is included in current liabilities as of March 31, 2016.

Note 4 - Note payable for solar system array at the Thermal, California property with a balance of $123,272 and $136,225 as of March 31, 2016 and December 31, 2015, respectively, with interest rate at 2.8% due in monthly installments of $4,138 through March of 2018.

Note 5 – Note payable for solar installation at the Thermal property, with a balance of $25,000 as of March 31, 2016 and December 31, 2015 and an interest rate at 10%. This note is currently in default

The notes payable outstanding as of March 31, 2016 and December 31, 2015 are summarized below:

	March 31, 2016	December 31, 2015
Note 1	$6,000	$6,000
Note 2	99,361	111,361
Note 3	-	-
Note 3a	488,113	498,459
Note 4	123,272	136,224
Note 5	25,000	25,000

Total	$741,746	$777,044

The Company has recognized $10,622 and $0, in interest expense for the three months ended March 31, 2016 and March 31, 2015, respectively related to notes payable and is included in accrued expenses on the Company's consolidated balance sheet as of March 31, 2016 and December 31, 2015, respectively.

Future maturity of debt is as follows:

Year ended March 31,	Amount
2017	$668,130
2018	49,656
2019	23,960
2020	-
2021	-
Total	$741,746

Note 5. Stockholders' Equity

Common Stock

We are currently authorized to issue up to 100,000,000 shares of $ 0.0001 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

A consultant exercised 100,000 warrants and has met all contractual obligations to be entitled to such shares. As of March 31, 2016 the shares were not issued, but are included in the shares outstanding and the weighted average shares outstanding because the holder is entitled to all rights and obligations that come with owning the shares.

Series A Preferred Stock

We are currently authorized to issue up to 25,000,000 shares of Series A Convertible Preferred stock, with a $0.0001 par value. All issued shares of Series A Convertible Preferred stock are entitled to vote on a 1 share/1 vote basis. The currently issued preferred shares carry a liquidation preference of $150 per preferred share.

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

Common stock Issued:

The following table summarizes common stock warrants issued and outstanding:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (months)	Aggregate intrinsic value*
Warrants outstanding at December 31, 2015	111,716	$0.33	6.6	$212,260
Correction to warrants issued in prior period	100,000	$0.01	6.7	$37,988
Total Warrants outstanding at December 31, 2015	211,716	$0.35	6.6	$250,248
Warrants exercised during the three months ended March 31, 2016	(100,000)	$0.01
Warrants outstanding at March 31, 2016	111,716	$0.33	3.6	$-
Warrants exercisable at March 31, 2016	111,716	$0.33	3.6	$-

_____________

* Amount by which the fair value of the stock at the balance sheet date exceeds the exercise price

Range of exercise prices	Shares	Weighted average remaining life in months
$ 0.33	111,716	3.6
Total Warrants	111,716

On March 23, 2016, a warrant holder exercised 100,000 common stock warrants for proceeds of $100 and received 100,000 shares, which are included in the common share total as of March 31, 2016.

Note 6. Derivative and Warrant Liabilities

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

The Company values its warrant derivatives using the Black-Scholes option-pricing model. Assumptions used for 2016 and 2015 include:

•	risk-free interest rate- 0.36%
•	warrant life is the remaining contractual life of the warrants, which is .55 of one year
•	expected volatility- 2015: 247.90% 2016: 247.13%
•	Stock Price on Measurement Date: 2015: $0.38 2016: $0.50
•	expected dividends-none
•	exercise prices as set forth in the agreements,
•	common stock price of the underlying share on the valuation date, and
•	number of shares to be issued if the instrument is exercised

The aggregate fair value of the warrants was determined to be $6,907 and $10,935 respectively, at March 31, 2016 and December 31, 2015. The following table summarizes the changes in the derivative liabilities for the three months ended March 31, 2016.

	Totals	Warrants
Fair value at December 31, 2015	$10,935	$10,935
Adjustment to fair value at March 31, 2016	(4,028)	4,028
Fair value at March 31, 2016	$6,907	$6,907

Note 7. Deferred Revenue and Commissions

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

	Total	Three Months Ended March 31, 2016	Year ended December 31, 2015

Pounds of fish presold	949,735	429,024	520,711
Average sale price per pound (varies between $1.50 and $2.00)	$1.80	$1.95	$1.79
Deferred revenue from future fish contracts	$1,718,207	$836,990	$881,218
Loss recognized on sale of future fish contracts	$472,552	$472,552	$-
Total deferred revenue	$2,190,760	$1,309,542	$881,218

In addition, the Company has signed a commission agreement with a related party and beneficial shareholder, for the future fish contracts. Per this agreement, the related party introduces the futures buyers to the Company and receives a 40% flat commission on all sales. The related party has received $705,536 in carried commissions as of March 31, 2016. Commissions carried are reflected as deferred commissions – related party on the accompanying balance sheet until the period in which the related revenue is recognized. Additionally, the Company paid $82,054 of related costs to this related party during the three months ended March 31, 2016.

During the three months ended March 31, 2016, management analyzed the estimated loss per pound from all outstanding future fish contracts. After management's review, the Company recognized a $472,552 loss on the sale of future fish contracts.

Note 8. Related Party Transactions

Due to Related Parties

As of March 31, 2016 and December 31, 2015, the Company owed certain related parties $394,836 and $396,036 respectively of which, $365,179 represents note payable due to a related party, bears interest at 10% and is due on demand. The remainder, $29,868, bears no interest and is due on demand.

Reimbursement of Expenses of our Chief Executive Officer

The Company's chairman and chief executive does not receive a management fee or other compensation in connection with his management of the Company. The Company reimburses its chairman and chief executive for all direct and indirect costs of services provided, including the costs of employee, officer and director compensation and benefits allocable to us, and all other expenses necessary or appropriate to the conduct of our business. Total costs paid by the Company, for legal services provided by our chairman and chief executive related to contractual agreements, fundraising and general day to day business activities, were $77,000 and $62,351 for the three months ended March 31, 2016 and 2015, respectively.

The Company has entered into the following transactions with a company owned by a beneficial shareholder of the company:

•	Holder of 20,000 shares of Series A Convertible Preferred stock, and 1,061,630 shares of common stock.
•

Note payable in the amount of $74,000 as of March 31, 2016 of which $24,830 in related party interest has been accrued. The CEO of this holder has personally provided $15,210 in cash advances to the Company during 2015 and the entire balance remains outstanding as of March 31, 2016. These advances are non-interest bearing and due on demand.

•	Settled $208,000 of the outstanding notes in exchange for issuing 4,160 shares of the Company's Series A Convertible Preferred stock during the year ended December 31, 2015.
•

Received 15,840 shares of Series A preferred stock in exchange for $792,000. As of March 31, 2016, the Company has received $438,800 related to the agreement and recorded $353,200 in stock subscription receivable.

•	Receives 40% of tilapia futures sales on a commission basis. See Note 7. Deferred Revenue and Commissions for further details on the commission agreement.
•	Was paid $82,054 for services and expenses provided to the Company related to tilapia future sales during the three months ended March 31, 2016.
•

Entered into a consulting agreement with the Company on October 1, 2015 to provide leads on potential asset and business acquisitions, commercial customers, channel partners, service providers and investors to the Company in exchange for a tiered success fee in the event their efforts secure capital investment or revenue partners for the Company.

•

The related party consultant will be paid $10,000 for each month of advisory services provided to the Company. As of March 31, 2016, the Company has accrued $60,000 in consulting fees and paid no amounts under this agreement.

The Company entered into the following transactions with a related party:

•	Holder of 664,217 shares of common stock
•

Holds two notes payable from the Company. The first note has a balance of $13,069 as of March 31, 2016, and bears interest at 10%. This note has accrued $5,061 in related party interest as of March 31, 2016. The 2nd note is a cash advance from the debt and equity holder totaling $14,458 as of March 31, 2016. This note bears no interest and is due on demand.

•

A cosigner and guarantor on the bank loan for the 221-kW DC solar photovoltaic electric system on the Thermal farm. These panels are owned and the current loan is paid for by AFT. As of March 31, 2016 $488,113 was still owed on the loan.

•

Farm Consultant for the Company since September 2013. Per the agreement, the debt and equity holder receives $10,000 per month plus expenses for farm-related consulting services. As of March 31, 2016, the Company has accrued $60,000 in consulting fees and has settled prior outstanding fees in December 2015 through stock issuances totaling 283,783 shares of the Company's common stock.

•

Owner of a 174.37 kW-DC Photovoltaic System on the Mecca farm, land owned by AFT and leased to the related party for a period of 10 years at a total cost of $1.00, designed to cover 90% of energy required by the Mecca farm. This system is subject to an agreement between the debt and equity holder and AFT, covered in the off balance sheet arrangement section of this year's 10-K. The Company has accrued $105,706 as of March 31, 2016 for the portion due related to this agreement.

The prior owners of AFT are now shareholders in the Company and also were owed $304,500 and $283,000 at March 31, 2016 and December 31, 2015 respectively, in accrued management fees. These shareholders provide farm management and accounting services in exchange for a management fee of $7,000 per month.

Note 9. Subsequent Events:

On May 2, 2016, the Company issued 100,000 common shares in for warrants exercised on March 23, 2016. The warrant holder has met all contractual obligations to be entitled to such shares as of March 31, 2016 and therefore the shares were included in the shares outstanding and the weighted average shares outstanding. In addition, on the same date, the company issued 100,000 shares of common stock for investor relation services provided over the previous six month period.

On May 2, 2016, the Company granted a total of 2,828,530 options to three separate related parties and our CEO at an exercise price of $0.30 per share. The 800,000 options granted to our CEO and an additional 1,600,000 options granted to two related parties are exercisable at tiered intervals beginning June 1, 2016. The remaining 428,530 options granted to the Company's partner in a joint venture are also exercisable at tiered intervals beginning May 1, 2016.

For the period between April 1, 2016 and the date of this report, June 8, 2016, the Company has sold $307,100 in tilapia future contracts and has paid $122,840 in related party commissions and $15,400 in related party expenses resulting from these sales.

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

Aqua Farming Tech, Inc. ("AFT") continued during the reported period to replace its existing brood stock used in its Tilapia production. It addition, in furtherance of the development of its feed development program, AFT planted Moringa on available acreage on the Company's "Thermal" property to be used and has been using it as a component of the feed used in its own aquaculture operations.

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

Results of Operations for the Three Months ended March 31, 2016 compared to March 31, 2015

The Company had revenues for the three month period ended March 31, 2016 of $13,088, down from revenues of $20,247 for the same period the prior year. The 2016 revenues result mainly from the sale of live fish including Tilapia and Silver Carp, and to a lesser extent, Moringa leaves cultivated from plants grown on AFT property. Selling, general and administrative expenses for the same three months ended March 31, 2016 were $655,755, up from $279,954 for the same period the prior year. The increases were significantly associated with the consolidation of the Company's financial statements with Aqua Farming Tech, Inc., increased depreciation due to a larger fixed asset base in 2016, selling expenses related to the tilapia future contract program and enlarged operations compared to the prior three month period leading to increased general and administrative costs.

We charge the initial valuation of the conversion feature and warrants by offsetting the carrying value of the note up to the principal. Initial derivative values in excess of note principal are immediately charged to interest expense. Derivative valuation charged to interest expense was $4,028 for the three months ended March 31, 2016 decreasing the fair value of warrants to $6,907. This is down significantly from the derivative charge of $145,104 for the same period in the prior year with the decrease substantially due to the conversion and payment of notes prior to the reported period. The decrease in valuation charge is offset by the loss on future fish contracts of $472,522, recognized for the first time in the three months ended March 31, 2016. The significant decline in derivative valuation charge, as well as the loss on the settlement of debt in 2015 of $1,992,732 during the three months ended March 31, 2015 that did not reoccur in 2016, resulted in a decline in Net Loss attributable to New Global for the reported period to $1,140,030 from $2,094,255 for the same period the prior year.

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

	Cash Flows Three Months Ended
	March 31, 2016	March 31, 2015

Net Cash Provided by (Used in) Operating Activities	$104,486	$(199,478)
Net Cash Used by Investing Activities	$-	$(11,875)
Net Cash (Used in) Provided by Financing Activities	$(36,298)	$200,105
Cash Ending Balance	$192,933	$13,760

Although consolidated financials with Aqua Farming Tech, Inc. show revenues, the Company's cash position is not significant enough to support the Company's daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate revenues.

Financing Activities

During the three month period ended March 31, 2016, the Company paid $36,298 against outstanding current debt principal.

For the three months ended March 31, 2015, net cash provided from financing activities was $200,105. During the quarter ending March 31, 2015, the Company borrowed an additional $314,800 from related parties, and repaid $114,695 against outstanding debt principal.

The Company has historically met its cash needs through a combination of cash flows from operating activities along with long and short term borrowings and through the sale of its stock and the sale of future fish contracts.

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

In August 2015, the Company entered into a sales commission agreement with a related party for the sale of tilapia futures. Per the agreement the related party is entitled to 40% of all futures sales when the buyer is referred by the related party. As of March 31, 2016, the Company has paid $705,536 to the related party, which is recorded as deferred commission as a result of $1,712,591 in future fish sales. The payments received will be held as deferred revenue and the commissions paid as a deferred commission on the Company's balance sheet until the fish are delivered in 2016.

Commitments and Capital Expenditures

The Company had no material commitments for capital expenditures as of March 31, 2016.

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

ITEM 4. Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were not effective as of the end of the period covered by this report. Our disclosure controls and procedures are not effective as a result of the following material weaknesses:

a)

The Company lacks the financial infrastructure to account for complex transactions which may result in a greater than normal risk that material errors may occur in the financial statements and not be detected timely.

b)

The Company does not have a full time CFO, and currently relies upon independent financial reporting consultants for review of critical accounting areas and disclosures of material non-standard transactions.

c)	The Company lack sufficient personal to allow for proper segregation of duties.

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

NEW GLOBAL ENERGY, INC.

Dated: June 10, 2016	By:	/s/ Perry D. West
Perry D. West
CEO and Director

