Form 10-Q
period 2016-06-30
New Global Energy, Inc.
filed 2016-09-13
CIK 1543083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANTTO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ___________ to ___________

333-179669

Commission file number

NEW GLOBAL ENERGY, INC.
(Exact name of small business issuer as specified in its charter)

Wyoming	45-4349842
(State of incorporation)	(IRS Employer Identification Number)

109 East 17th StreetSuite 4217

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, par value $.0001 per share 14,116,582 outstanding shares as of September 11, 2016.

NEW GLOBAL ENERGY, INC. AND SUBSIDIARY

FORM 10-Q

June 30, 2016

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW GLOBAL ENERGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2016	December 31, 2015
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$14,252	$124,746
Accounts receivable	18,824	2,373
Inventory	189,866	8,937
Deferred commissions - related party	834,168	370,740

Total Current Assets	1,057,110	506,796

Property and equipment, net	4,414,260	4,646,151

OTHER ASSETS:
Goodwill	3,680,283	3,680,283
Deposits	21,238	6,981

Total Other Assets	3,701,521	3,687,264

Total Assets	$9,172,891	$8,840,211

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Bank overdraft	$1,573	$-
Accounts payable	152,848	342,588
Accrued expenses	265,629	181,163
Accrued expenses - related parties	814,260	474,116
Notes payable - related parties	187,936	261,936
Notes payable - current portion	781,884	824,575
Derivative liability	-	10,935
Accrued loss on presold fish	600,492	-
Deferred revenue	2,039,788	881,218

Total Current Liabilities	4,844,410	2,976,531

OTHER LIABILITIES:
Notes payable - net of current portion	64,981	86,569

Total Liabilities	4,909,391	3,063,100

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
Equity attributable to owners of the company:
Preferred stock ($0.0001 par value; 25,000,000 shares authorized; 21,100 and 20,000 shares issued and
outstanding at June 30, 2016 and December 31, 2015, respectively; liquidation preference of $3,165,000)	2	2
Common stock ($0.0001 par value; 100,000,000 shares authorized; 13,961,582 and 13,861,582
shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively)	1,396	1,386
Additional paid-in capital	43,990,280	43,013,191
Common stock subscription receivable - related party	(353,200)	(353,200)
Accumulated deficit	(39,427,256)	(36,950,311)
Total equity attributable to owners of the company	4,211,222	5,711,068
Non-controlling interest	52,278	66,043

Total Stockholders' Equity	4,263,500	5,777,111

Total Liabilities and Stockholders' Equity	$9,172,891	$8,840,211

See condensed notes to unaudited consolidated financial statements.

NEW GLOBAL ENERGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

REVENUES	$26,715	$9,391	$39,803	$29,638

COSTS AND EXPENSES:
Costs of goods sold	26,068	9,913	26,426	17,932
Depreciation	111,239	62,356	222,391	95,684
Management and other fees - related parties	1,044,926	35,000	1,290,230	116,851
Professional fees	77,788	15,148	204,830	81,706
Provision for loss on presold fish	127,940	-	600,492	-
Research and development	6,688	-	32,812	-
General and administrative	(30,552)	98,274	115,223	188,471

Total Operating Costs and Expenses	1,364,097	220,691	2,492,404	500,644

LOSS FROM OPERATIONS	(1,337,382)	(211,300)	(2,452,601)	(471,006)

OTHER INCOME (EXPENSE):
Gain on derivative valuation	6,907	83,699	10,935	228,803
Interest expense	(16,317)	(41,923)	(36,044)	(69,803)
Loss on settlement of debt	-	-	-	(1,992,732)
Loss on disposal of fixed asset	-	-	(13,000)	-

Total Other Income (Expense), net	(9,410)	41,776	(38,109)	(1,833,732)

LOSS BEFORE INCOME TAXES	(1,346,792)	(169,524)	(2,490,710)	(2,304,738)

Provision for income taxes	-	-	-	-

NET LOSS	$(1,346,792)	$(169,524)	$(2,490,710)	$(2,304,738)

NON-CONTROLLING INTEREST:
NET LOSS	$(1,346,792)	$(169,524)	$(2,490,710)	$(2,304,738)

LESS: NET LOSS ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	9,877	185,673	13,765	226,633

NET (LOSS) INCOME ATTRIBUTABLE TO OWNERS OF THE COMPANY	$(1,336,915)	$16,149	$(2,476,945)	$(2,078,105)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO OWNERS OF THE COMPANY
Basic and diluted	$(0.10)	$0.00	$(0.18)	$(0.16)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	13,986,582	13,097,365	13,916,527	13,097,365

See condensed notes to unaudited consolidated financial statements.

NEW GLOBAL ENERGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,490,710)	$(2,304,738)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Gain on derivative valuation	(10,935)	(228,803)
Loss realized upon settlement of debt	-	1,992,732
Loss realized upon disposal of fixed asset	13,000	-
Depreciation	222,391	95,684
Stock based compensation and fees	896,567	-
Changes in operating assets and liabilities:
Accounts receivable	(16,451)	3,661
Inventory	(180,929)	37,043
Deferred commissions - related party	(463,428)	-
Deposits	(14,257)	-
Accounts payable	(189,740)	59,957
Accrued expenses	84,466	(13,829)
Accrued expenses - related party	348,576	-
Accrued loss on presold fish	600,492	-
Deferred revenue	1,158,570	-

NET CASH USED IN OPERATING ACTIVITIES	(42,388)	(358,293)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,500)	-

NET CASH USED IN INVESTING ACTIVITIES	(3,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in bank overdraft	1,573	-
Proceeds from issuance of preferred/common stock	100	155,500
Proceeds from related party notes payable	-	259,800
Repayments of notes payable	(64,279)	(73,504)
Repayments on related party notes payable	(2,000)	(2,000)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(64,606)	339,796

NET DECREASE IN CASH AND CASH EQUIVALENTS	(110,494)	(18,497)

CASH AND CASH EQUIVALENTS - beginning of period	124,746	25,008

CASH AND CASH EQUIVALENTS - end of period	$14,252	$6,511

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of preferred/common stock issued upon settlement of debt	$-	$2,333,530
Note principal converted to common/preferred stock	$-	$340,800
Preferred stock issued upon settlement of related party debt	$80,432	$-

See condensed notes to unaudited consolidated financial statements.

NEW GLOBAL ENERGY, INC. AND SUBSIDIARY CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

New Global Energy, Inc. ("NGE" or the "Company") was organized on January 24, 2012. NGE's executive offices are located in Brevard County, Florida. The Company is focused on the development of its Global Energy Plantation ("GEP") Platform which combines alternative energy production, sustainable agriculture and aquaculture. It anticipates the use of non-centralized power plants, primarily concentrated solar power, Jatropha based biofuels and aquaculture operations to produce power for its own use and to feed into the power grid serving local power needs while producing farm grown fish and shrimp as food products. Management has begun to execute this plan through the purchase of a controlling interest in Aqua Farming Tech, Inc. ("AFT"). The Company is in the process of raising additional capital to support the completion of its acquisition and development activities. Furthermore, beginning in the 4th quarter 2015, the Company commenced the sale of future contracts for the sale of fish, with the actual fish to be delivered before the end of 2016. These presales have generated cash to support the Company's day-to-day operations. The Company's activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company.

On February 1, 2016, the Company incorporated Moringa Reserve, LLC, a Florida limited liability company, to develop, operate, distribute and sell Moringa-based products to U.S. retail markets. Moringa Reserve, LLC will be operated as a joint venture and be owned equally by the Company and Moringa Energy, LLC, whose principals are the owners of a large Moringa farm located in Leon, Nicaragua. The 180-acre farm is a leading source of nutrient rich Moringa and will provide Moringa Reserve access to quality Moringa in sufficient supplies to meet demand. The members signed a definitive operating agreement and production is expected to begin in the second quarter of 2017.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2016, the Company had a net loss and net cash used in operations of $2,490,710 and $42,388, respectively. The Company has earned little revenue since inception, and supports its continued operations through debt financing, related party loans, the sale of equity and from the collection of funds from the presale of fish. As of June 30, 2016, the Company had a working capital deficit of $3,787,300 and an accumulated deficit of $39,427,256. As of August 31, 2016, the Company had cash of approximately $94,000 and through June 30, 2016 has collected $2,039,788 from the presale of fish which the Company has an obligation to deliver to its customers. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

While the Company is ramping up its operations and revenue generating activities, the Company's cash position is not sufficient enough to support the Company's operations for the next twelve months. Management intends to raise funds by way of a public or private offering as well as fish presales based on expected fish output in the next year. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

Basis of Presentation: The accompanying condensed consolidated financial statements as of June 30, 2016 and for the six months ended June 30, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or any future period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2015, included in the Company's Annual Report on Form 10-K covering that period.

NEW GLOBAL ENERGY, INC. AND SUBSIDIARY CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016

In the opinion of management, the information furnished in these condensed consolidated financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended June 30, 2016 and 2015. All such adjustments are of a normal recurring nature. The consolidated financial statements do not include some information and notes necessary to conform to annual reporting requirements.

Principles of Consolidation: The consolidated financial statements include the accounts of New Global Energy, Inc., and its majority-owned subsidiary, AFT, a California corporation. All significant inter-company balances and transactions have been eliminated.

Use of Estimates: The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to intangible assets, income taxes, inventory valuation, stock-based compensation, loss on future fish contracts, and derivative liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

Fair Value of Financial Instruments: FASB ASC 825, "Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2016 and December 31, 2015, the carrying value of certain financial instruments (cash and cash equivalents, accounts receivable, inventory, deferred commissions – related party, bank overdrafts, accounts payable, accrued expenses, notes payable, and deferred revenue) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

NEW GLOBAL ENERGY, INC. AND SUBSIDIARY CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016

The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the six months ended June 30, 2016 and 2015, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

The following table summarizes assets and liabilities remeasured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

June 30, 2016
Description of assets:	Level 1	Level 2	Level 3	Total
None	$-	$-	$-	$-
Description of liabilities:
Derivatives	$-	$-	$-	$-

	December 31, 2015
Description of assets:	Level 1	Level 2	Level 3	Total
None	$-	$-	$-	$-
Description of liabilities:
Derivatives	$-	$-	$10,935	$10,935

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of June 30, 2016 and December 31, 2015.

Inventory: The Company's inventory consists of live fish and is stated at the lower of cost or market. Costs included in inventory consists of cost of feed, labor costs and utility costs and other maintenance costs through the balance sheet date.

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

Goodwill: Impairment of Goodwill and Other Intangible Assets. As of June 30, 2016 and December 31, 2015, goodwill recorded on our consolidated balance sheets aggregated $3.68 million (the entirety of this amount relates to the Company's completed acquisition of AFT). The AFT acquisition and its related operations constitute a reporting unit and we must make various assumptions in determining their estimated fair values. We perform an annual impairment review in the fourth quarter of each fiscal year.

Valuation of Long-Lived Assets: We review the recoverability of our long-lived assets including land, equipment, goodwill and investments, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. No impairment was recognized during the six month ended June 30, 2016 and 2015.

NEW GLOBAL ENERGY, INC. AND SUBSIDIARY CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016

Bank overdrafts: Bank overdrafts represent outstanding checks in excess of funds on deposit at the Company’s bank account.

Revenue Recognition and Related Deferred Revenue: The Company recognizes revenue during the period in which fish are delivered to the customer. Sale proceeds received in the current period, for which delivery has not occurred, are recorded as deferred revenue until the fish are delivered to the customer.

Beginning in the 4th quarter 2015, the Company commenced the sale of future contracts for the sale of fish, with the actual fish to be delivered over a period of one year beginning from the contract date and when the fish reach one pound or greater in weight. The Company records the sale of fish for which delivery of the product has not yet occurred as deferred revenue in the current liabilities section of the consolidated financial statements.

Provision for Estimated Losses on Presold Fish: The Company records a provision for total anticipated losses on the future delivery of presold fish by considering total estimated costs to develop and deliver the fish compared to total anticipated revenues in the period in which such losses are identified. The provisions for estimated losses on the future delivery of presold fish requires the Company to make certain estimates and assumptions, including those with respect to the future cost to grow the fish to maturity. Estimates of the future cost include assumptions as to costs of feed, utilities, labor and other indirect costs. If any of these or other assumptions and estimates do not materialize in the future, the Company may be required to record additional provisions for estimated losses on the future delivery of presold fish. During the six months ended June 30, 2016, management analyzed the estimated loss per pound from all outstanding future fish contracts. After management's review, for the three and six months ended June 30, 2016, the Company recognized a loss of $127,940 and $600,492 on the future fish contracts, respectively. At June 30, 2016 and December 31, 2015, accrued losses on presold fish amounted to $600,492 and zero, respectively.

Deferred Commissions – Related Party: In connection with commencement of the future contracts for the sale of fish, the Company pays a 40% commission to a related party. The Company records the commission paid or due for which delivery of the product has not yet occurred as deferred commission – related party in the current assets section of the consolidated financial statements. For the six months ended June 30, 2016, the Company paid this related party $571,520 of which $101,462 was for reimbursement of expenses, and has paid this related party a total of $935,630 since the inception of the future fish contract program.

Stock-Based Compensation: Stock-based awards are accounted for using the fair value method in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (ASC) 718, Share-Based Payments. Our primary type of share-based compensation consists of stock options and warrants.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The measurement date fair value is then recognized over the service period as if the Company has paid cash for such service. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

Research and development: Expenditures for research and product development costs are expensed as incurred. For the six months ended June 30, 2016 and 2015, research and development expense amounted to $6,688 and $32,812, respectively.

Earnings per Common Share: We compute net loss per share in accordance with FASB ASC 260, Earning per Share. FASB ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period.

NEW GLOBAL ENERGY, INC. AND SUBSIDIARY CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016

For the six months ended June 30, 2016 and 2015, the following potentially dilutive securities have been excluded from the calculation of diluted loss per share because their impact was antidilutive.

	2016	2015
Preferred Stock	3,218,483	1,701,504
Warrants	111,716	211,716
Options	2,828,530	-
	6,158,729	1,913,220

Recent Accounting Pronouncements: The Company has evaluated new relevant accounting for possible impact on our consolidated financial statements and deemed their impact to be immaterial or non-applicable to the Company.

Reclassifications: Certain reclassifications has been made in prior period’s consolidated financial statements to conform to the current period’s financial presentation. These reclassifications did not change the Company’s financial position or results of operations.

NOTE 2 - PROPERTY AND EQUIPMENT

The Company's property and equipment consisted of the following as of June 30, 2016 and December 31, 2015:

	Useful Lives	June 30, 2016	December 31, 2015
Land	Indefinite	$2,128,000	$2,128,000
Building and Improvements	7 years	2,269,866	2,269,866
Equipment & Solar Panels	10 years	776,477	776,477
Vehicles	5 years	119,000	128,500
		5,293,343	5,302,843
Accumulated depreciation		(879,083)	(656,692)
		$4,414,260	$4,646,151

For the six months ended June 30, 2016, and 2015, depreciation expense totaled $222,391 and $95,684, respectively.

NEW GLOBAL ENERGY, INC. AND SUBSIDIARY CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016

NOTE 3 - NOTES PAYABLE

At June 30, 2016 and December 31, 2015, notes payable outstanding consisted of the following:

	June 30, 2016	December 31, 2015
Note 1	$6,000	$6,000
Note 2	91,361	111,361
Note 3	477,767	498,459
Note 4	114,637	136,224
Note 5	25,000	25,000
Note 6	22,100	22,100
Note 7	93,000	95,000
Note 8	10,000	10,000
Note 9	7,000	7,000
Total	846,865	911,144
Less: current portion of notes payable	(781,884)	(824,575)
Notes payable – long-term	$64,981	$86,569

Note 1 - Note payable for vehicle financing with a balance of $6,000 as of June 30, 2016 and December 31 2015, bearing annual interest at 10% and due on demand. This note matured on September 10, 2010 and is currently in default.

Note 2 - Note payable pursuant to a 2010 settlement with a balance of $91,361 and $111,361, as of June 30, 2016 and December 31, 2015, respectively, due on December 15, 2015, and non-interest bearing. This note is currently in default.

Note 3 - Note payable to a bank dated March 10, 2015 with interest at a variable interest rate equal to 3.5% and 3.5% at June 30, 2016 and December 31, 2015, respectively, and a maturity date of March 10, 2017. The note had a balance of $477,767 and $498,459 as of June 30, 2016 and December 31, 2015, respectively, and is in default under the terms of the loans covenants, and therefore is included in current liabilities as of June 30, 2016.

Note 4 - Note payable for solar system array at the Thermal, California property with a balance of $114,637 and $136,225 as of June 30, 2016 and December 31, 2015, respectively, with interest rate at 2.8% due in monthly installments of $4,138 through March of 2018.

Note 5 – Note payable for solar installation at the Thermal property, with a balance of $25,000 as of June 30, 2016 and December 31, 2015 and an interest rate at 10%. This note is currently in default.

Note 6 to Note 9 – Notes payable with interest at 10%, in default and payable on demand.

NEW GLOBAL ENERGY, INC. AND SUBSIDIARY CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016

The Company has recognized $25,689 and $14,043, in interest expense for the six months ended June 30, 2016 and 2015, respectively, related to notes payable and was included in interest expense on the accompanying consolidated statements of operations. At June 30, 2016 and December 31, 2015, accrued interest payable on notes payable, included in accrued expenses on the condensed consolidated balance sheets, amounted to $125,650 and $99,961, respectively.

Future maturity of notes payable is as follows:

Due in Twelve-month Periods Ending June 30,	Amount
2017	$781,884
2018	49,656
2019	15,325
Total	$846,865

NOTE 4 - STOCKHOLDERS' EQUITY

Preferred Stock

The Company is currently authorized to issue up to 25,000,000 shares of preferred stock which are designated as Series A Convertible Preferred Stock, with a $0.0001 par value. All issued shares of Series A Convertible Preferred Stock are entitled to vote on a 1 share/1 vote basis. The currently issued preferred shares carry a liquidation preference of $150 per preferred share.

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

Preferred stock issued for debt settlement

On June 15, 2016, the Company and a related party entered into a debt settlement agreement. In accordance with the debt settlement agreement, debt in the principal amount of $74,000 and accrued and unpaid interest on the debt of $6,432 were settled for 1,100 shares of the Company’s preferred stock. The Company recorded this debt settlement as a reduction of debt and interest due and an increase in equity for the capital contribution of $80,432.

NEW GLOBAL ENERGY, INC. AND SUBSIDIARY CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016

Common Stock

We are currently authorized to issue up to 100,000,000 shares of $ 0.0001 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

Common stock issued for warrants exercise

On March 23, 2016, a warrant holder exercised 100,000 common stock warrants for proceeds of $100 and received 100,000 common shares.

Warrants

Warrant activities for the six months ended June 30, 2016 were as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2015	211,716	$1.58
Issued	-	-
Exercised	(100,000)	0.001
Balance at June 30, 2016	111,716	3.00
Warrants exercisable at June 30, 2016	111,716	$3.00

There was no intrinsic value for the warrants at June 30, 2016.

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at June 30, 2016:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2016	Range of Weighted Average Remaining Contractual Life (Months)	Weighted Average Exercise Price	Number Exercisable at June 30, 2016	Weighted Average Exercise Price
$3.00	111,716	0.6	$3.00	111,716	$3.00

Options

On April 28, 2016 and May 2, 2016, the Company granted a total of 2,828,530 options to three separate related parties and the Company’s CEO at a fixed exercise price of $0.30 per share. The 800,000 options granted to the Company’s CEO and an additional 1,600,000 options granted to two related parties are exercisable at tiered intervals beginning June 1, 2016. The remaining 428,530 options granted to the Company’s partner in a joint venture are also exercisable at tiered intervals beginning May 1, 2016. The fair value of the options of $864,267 was determined using the Black-Scholes option-pricing model using the following assumptions: Dividend rate - 0; Terms (in years) 5.0 to 10.0; Volatility – 249.5%; Risk-free interest rate – 1.32% to 1.84%. In connection with the option grant, for the six months ended June 30, 2016, the Company recognized management and other fees – related parties of $864,267 on the accompanying consolidated statements of operations because the options were deemed fully earned and non-cancellable on the grant date.

NEW GLOBAL ENERGY, INC. AND SUBSIDIARY CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016

Option activities for the six months ended June 30, 2016 were as follows:

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2015	-	$-
Issued	2,828,530	0.30
Balance at June 30, 2016	2,828,530	0.30
Option exercisable at June 30, 2016	1,250,000	$0.30

There was no intrinsic value for the options at June 30, 2016.

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at June 30, 2016:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2016	Range of Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2016	Weighted Average Exercise Price
$0.30	1,050,000	4.9	$0.30	1,050,000	$0.30
0.30	750,000	5.9	0.30	-	-
0.30	600,000	6.9	0.30	-	-
0.30	428,530	9.8	0.30	200,000	0.30
$0.30	2,828,530	6.4	$0.30	1,250,000	$0.30

NOTE 5 - DERIVATIVE AND WARRANT LIABILITIES

During the six months ended June 30, 2016, the fair value of warrant derivatives were estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.36%
Warrant life is the remaining contractual life of the warrants	0.30 to 0.05 months
Volatility	247.13% to 253.12%
Dividend rate	0

NEW GLOBAL ENERGY, INC. AND SUBSIDIARY CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016

The aggregate fair value of the warrants was determined to be $0 and $10,935 respectively, at June 30, 2016 and December 31, 2015, respectively. The following table summarizes the changes in the derivative liabilities for the six months ended June 30, 2016.

Warrants
Fair value at December 31, 2015	$10,935
Adjustment to fair value during the six months ended June 30, 2016	(10,935)
Fair value at June 30, 2016	$-

NOTE 6- DEFERRED REVENUE AND COMMISSIONS

Deferred revenue represents amounts billed and collected for the future delivery of fish in accordance with contractual terms. These advance payments relate solely to the Company's future fish contract program. Beginning in the 4th quarter 2015, the Company commenced the sale of future contracts for the delivery of fish, with the actual fish to be delivered over a period of one year beginning from the contract date and when the fish reach one pound or greater in weight. The amounts represented below shows the results of the presales.

	Year ended December 31, 2015	Six Months Ended June 30, 2016	Deferred Revenue at June 30, 2016
Pounds of fish presold	520,711	576,274	1,096,985
Average sale price per pound (varies between $1.50 to $2.00)	$1.79	$2.01	$1.86
Increase on deferred revenue from future fish contracts	$881,218	$1,158,570	$2,039,788
Fish delivered pursuant to future fish contracts	-	-	-
Total deferred revenue	$881,218	$1,158,570	$2,039,788

In addition, the Company has signed a commission agreement with a related party and beneficial shareholder in connection with the future fish contracts. Per this agreement, the related party introduces the futures buyers to the Company and receives a 40% flat commission on all future fish contract sales. As of June 30, 2016 and December 31, 2015, the related party has received $834,168 and $370,740, respectively, in commissions which are reflected as deferred commissions – related party on the accompanying consolidated balance sheets until the period in which the related revenue is recognized. Additionally, the Company paid $101,462 of related costs to this related party during the six months ended June 30, 2016.

NEW GLOBAL ENERGY, INC. AND SUBSIDIARY CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016

NOTE 7 - RELATED PARTY TRANSACTIONS

Notes Payable - Related Parties

The balances of related party notes as of June 30, 2016 and December 31, 2015 follows:

	Interest Rate	Maturity	June 30, 2016	December 31, 2015
Related Party Note A	10%	In Default	$15,000	$15,000
Related Party Note B	10%	In Default	130,000	130,000
Related Party Note C	10%	In Default	-	74,000
Related Party Note D	10%	In Default	13,069	13,069
Related Party Note E	None	On Demand	14,458	14,458
Related Party Note F	None	On Demand	15,409	15,409
Total			$187,936	$261,936

On June 15, 2016, the Company and the noteholder of Related Party Note C, Bio-Global Resources, Inc., entered into a debt settlement agreement whereby the Company issued 1,100 shares of its preferred stock upon the conversion of note payable – related party of $74,000 and accrued interest – related party of $6,432. The Company recorded this debt settlement as a reduction of debt and interest due and an increase in equity for a capital contribution of $80,432.

As of June 30, 2016 and December 31, 2015, the Company owed various related parties $187,936 and $261,936, respectively, of which, $158,069 and $232,069, respectively, represents notes payable due to related parties that bear interest at 10% and are in default, and the remainder of $29,867 and $29,867, respectively, bears no interest and are due on demand.

The Company has recognized $10,355 and $55,760 in interest expense related to the notes held by related parties for the six months ended June 30, 2016 and 2015, respectively, which was included in interest expense on the accompanying condensed consolidated statements of operations. At June 30, 2016 and December 31, 2015, accrued interest payable on notes payable amounted to $80,661 and $76,738, respectively, and is included in accrued expenses – related parties on the accompanying condensed consolidated balance sheets.

Management Fee and Reimbursement of Expenses to our Chief Executive Officer

The Company reimburses its chairman and chief executive officer for all direct and indirect costs of services provided, including the costs of employee, officer and director compensation and benefits allocable to us, and all other expenses necessary or appropriate to the conduct of our business. Total costs paid by the Company, for legal and management services provided by our chairman and chief executive officer related to contractual agreements, fundraising and general day to day business activities, were $151,980 and $88,851 for the six months ended June 30, 2016 and 2015, respectively. Additionally, on May 2, 2016, the Company granted its chief executive officer 800,000 options at a fixed exercise price of $0.30 per share. In connection with this option grant, for the six months ended June 30, 2016, the Company recognized management and other fees – related parties of $246,675 on the accompanying consolidated statements of operations (see Note 4). At June 30, 2016, the Company owes $170,349 to the CEO which has been reflect in accrued expenses – related parties on the accompanying condensed consolidated balance sheet.

NEW GLOBAL ENERGY, INC. AND SUBSIDIARY CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016

Bio Global Resources, Inc.

The Company has entered into the following transactions with a company owned by a shareholder of the Company:

•

Settled $74,000 of outstanding note principal (Related Party Note C) and $6,432 accrued interest related to this note in exchange for issuing 1,100 shares of the Company’s Series A Convertible Preferred Stock during the six months ended June 30, 2016. As of June 30, 2016, $19,026 of interest related to this related party note has been accrued and outstanding. The CEO of this note holder personally provided $15,409 in cash advances to the Company during 2015 and the entire balance remains outstanding as of June 30, 2016 and December 31, 2015 (Related Party Note F). These advances are non-interest bearing and due on demand.

•

Received 15,840 shares of Series A preferred stock in exchange for $792,000. As of June 30, 2016 and December 31, 2015, the Company has received $438,800 related to the agreement and recorded $353,200 in stock subscription receivable.

•	Received 40% of tilapia futures sales on a commission basis of $834,168 (See Note 6).
•	Was paid $101,462 for services and expenses provided to the Company related to tilapia future sales during the six months ended June 30, 2016.
•

On October 1, 2015, the Company entered into a consulting agreement with related party to provide leads on potential asset and business acquisitions, commercial customers, channel partners, service providers and investors to the Company in exchange for a tiered success fee in the event their efforts secure capital investment or revenue partners for the Company.

•

The related party consultant is paid $10,000 for each month of advisory services provided to the Company. For the six months ended June 30, 2016 and 2015, consulting fees amounted to $60,000 and zero, respectively, and is included in management fees and other fees – related parties on the accompanying statement of operations. At June 30, 2016 and December 31, 2015, in connection with this agreement, the Company reflected accrued expenses – related parties of $90,000 and $30,000, respectively.

•

On May 2, 2016, the Company granted this consultant 800,000 options at a fixed exercise price of $0.30 per share. In connection with this option grant, for the six months ended June 30, 2016, the Company recognized management and other fees – related parties of $246,675 (see Note 4).

XL Biofuels, Inc.

In September 2013, the Company entered into a consulting agreement with a related party company for farm management and development services provided. Pursuant to the agreement, this related party consultant receives $10,000 per month plus expenses for farm-related consulting services. For the six months ended June 30, 2016 and 2015, consulting fees amounted to $60,000 and zero, respectively, and is included in management fees and other fees – related parties on the accompanying statement of operations. At June 30, 2016 and December 31, 2015, in connection with this agreement, the Company reflected accrued expenses – related parties of $90,000 and $30,000, respectively.

NEW GLOBAL ENERGY, INC. AND SUBSIDIARY CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016

Additionally, the Company has entered into the following transactions with this related party:

•

Holds two notes payable from the Company. The first note has a balance of $13,069 (Related Party Note D) as of June 30, 2016 and December 31, 2015, and bears interest at 10%. This note has accrued $5,387 in related party interest as of June 30, 2016. The 2nd note is a cash advance from this related party totaling $14,458 (Related Party Note E) as of June 30, 2016 and December 31, 2015. This note bears no interest and is due on demand.

•

A cosigner and guarantor on the bank loan for the 221-kW DC solar photovoltaic electric system on the Thermal farm. These panels are owned and the current loan is paid for by AFT. As of June 30, 2016 and December 31, 2015, $477,767 and $498,459 was still owed on this loan, respectively.

•

Owner of a 174.37 kW-DC Photovoltaic System on the Mecca farm, land owned by AFT and leased to the related party for a period of 10 years at a total cost of $1.00, designed to cover 90% of energy required by the Mecca farm. This system is subject to an agreement between this related party and AFT. For the six months ended June 30, 2016 and 2015, fees amounted to $10,500 and zero, respectively, and is included in management fees and other fees – related parties on the accompanying statement of operations. At June 30, 2016 and December 31, 2015, the Company has accrued $57,750 and $47,250 for the amounts due related to this agreement, respectively, and is included in accrued expenses - related parties and on the accompanying consolidated balance sheets.

•

On May 2, 2016, the Company granted this consultant 800,000 options at a fixed exercise price of $0.30 per share. In connection with this option grant, for the six months ended June 30, 2016, the Company recognized management and other fees – related parties of $246,675 (see Note 4).

Other

During the six months ended June 30, 2016 and 2015, the Company incurred farm management and accounting services of $42,000 and $28,000, respectively, to prior owners of AFT who are now beneficial shareholders of the Company and acting president of AFT. At June 30, 2016 and December 31, 2015, amounts due to this related beneficial shareholder amounted to $325,500 and $283,000, respectively, and are included in accrued expenses – related parties on the accompanying consolidated balance sheets. Additionally, the related party is a cosigner and guarantor on the bank loan for the 221-kW DC solar photovoltaic electric system on the Thermal farm. These panels are owned and the current loan is paid for by AFT. As of June 30, 2016 and December 31, 2015, $477,767 and $498,459 was still owed on this loan, respectively.

On May 2, 2016, the Company granted to a company who is considered a related party and is the Company’s joint venture partner in a certain project, 800,000 options at a fixed exercise price of $0.30 per share. In connection with this option grant, for the six months ended June 30, 2016, the Company recognized management and other fees – related parties of $246,675 (see Note 4).

NOTE 8 - SUBSEQUENT EVENTS

On July 22, 2016, the Company and a third party entered into a debt settlement agreement. Pursuant to the agreement, debt of $69,000 was settled for 100,000 shares of the Company’s common stock, resulting in a gain on this settlement of $53,000.

On August 17, 2016, the Company issued 55,000 shares of common stock to a consultant for services rendered. The shares were valued at their fair value using the quoted share price on the date of grant of $0.16 per common share. Accordingly, the Company recorded stock-based consulting fees of $8,800.

Subsequent to June 30, 2016, the Company received $296,000 from the sale of future contracts for the delivery of fish, with the actual fish to be delivered over a period of one year beginning from the contract date and when the fish reach one pound or greater in weight.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Results of Operations for the Three and Six Months Ended June 30, 2016 compared to the Three and Six Months Ended June 30, 2015

We had revenues for the three months ended June 30, 2016 of $26,715, as compared to revenues of $9,391 for the three months ended June 30, 2015, an increase of $17,324. The Company had revenues for the six months ended June 30, 2016 of $39,803, as compared to $29,638 for the six months ended June 30, 2015, an increase of $10,165. The 2016 revenue increases result mainly from the sale of live fish including Tilapia and Silver Carp, and to a lesser extent, Moringa leaves cultivated from plants grown on AFT property.

Cost and expenses for the three months ended June 30, 2016 were $1,364,097 as compared to $220,691 for the three months ended June 30, 2015, an increase of $1,143,406. Costs and expenses for the six months ended June 30, 2016 were $2,492,404 as compared to $500,644 for the six months ended June 30, 2015, an increase of $1,991,760 These increases were primarily associated with an increase in costs of sales related to an increase in sales, an increase in depreciation expense, an increase in management and other fees – related party of $864,268 related to the granting of stock options to management and related party consultants in May 2016, an increase in provision for loss on future delivery of presold fish, and an increase in general and administrative expenses related to increased operations as compared to the comparable periods in the previous year. During 2016, we recorded a provision for total anticipated losses on the future delivery of presold fish by considering total estimated costs to develop the fish for sale compared to total anticipated revenues in the period in which such losses are identified. The provisions for estimated losses on the future delivery of presold fish requires us to make certain estimates and assumptions, including those with respect to the future cost to grow the fish to maturity. Estimates of the future cost include assumptions as to costs of feed, utilities, labor and other indirect costs. If any of these or other assumptions and estimates do not materialize in the future, we may be required to record additional provisions for estimated losses on the future delivery of presold fish. During the six months ended June 30, 2016, management analyzed the estimated loss per pound from all outstanding future fish contracts. After management's review, for the three and six months ended June 30, 2016, the Company recognized a loss of $127,940 and $600,492 on the future fish contracts, respectively.

Other income (expenses) for the three months ended June 30, 2016 were $(9,410) as compared to $41,776 for the three months ended June 30, 2015, a change of $(51,186) attributable to a decrease in gain on derivative valuation of $76,792 and a decrease in interest expense of $25,606. Other expenses for the six months ended June 30, 2016 were $38,109 as compared to $1,833,732 for the six months ended June 30, 2015, a decrease of $1,795,623 attributable to a decrease in loss on settlement of debt recorded in the 2015 period of $1,992,732 to zero in the 2016 period, a decrease in gain on derivative valuation of $217,868 related to the valuation of derivative liabilities and a decrease in interest expense of $33,759, offset by an increase in loss on disposal of fixed assets of $13,000.

For the three months ended June 30, 2016, we incurred a net loss of $1,346,792 or $0.10 per common share (basic and diluted) as compared to a net loss of $169,524 or $0.00 per common share (basic and diluted) for the three months ended June 30, 2015, an increased net loss of $1,177,268. For the six months ended June 30, 2016, we incurred a net loss of $2,490,710 or $0.18 per common share (basic and diluted) as compared to a net loss of $2,304,738 or $0.16 per common share (basic and diluted) for the six months ended June 30, 2015, an increased net loss of $185,972.

Emerging Growth Company

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

Cash Flows for the Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

The following summarizes the key components of our cash flows for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(42,388)	$(358,293)
Net cash used in investing activities	(3,500)	-
Net cash (used in) provided by financing activities	(64,606)	339,796
Net decrease in cash	$(110,494)	$(18,497)

Although consolidated financials with Aqua Farming Tech, Inc. show revenues, the Company's cash position is not sufficient enough to support the Company's daily operations for the next twelve months. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate revenues.

Beginning in the 4th quarter 2015, the Company commenced the sale of future contracts for the sale of fish, with the actual fish to be delivered within one year of each respective future fish contract. In connection with the sale of future fish contracts, we have collected approximately $2,040,000 in cash through June 30. 2016. These funds have been used for working capital purposes including for the purchase of fish food, the payment of a 40% commission on all future fish contract sales to a related party, payment of management and other fees – related parties, for professional fees and other general and administrative expenses.

Net cash flow used in operating activities was $42,388 for the six months ended June 30, 2016 as compared to $358,293 for the six months ended June 30, 2015, a decrease of $315,905.

●

Net cash flow used in operating activities for the six months ended June 30, 2016 primarily reflected net loss of approximately $2,491,000 and the add-back of non-cash items consisting of a gain on derivative valuation of approximately $11,000, and changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of approximately $16,000, an increase in deferred commissions – related party of approximately $463,000 related to the prepayment of commissions on future fish sales, an increase in deposits of approximately $14,000, and a decrease in accounts payable of approximately $189,740, offset by non-cash items, consisting of loss realized upon disposal of fixed assets of $13,000, depreciation of $222,391, and stock based compensation and fees of $896,567, and changes in operating assets and liabilities primarily consisting of an increase in accrued expenses of approximately $84,000, an increase in accrued expenses – related party of approximately $349,000, an increase in accrued loss of future delivery of presold fish of $600,492, and an increase in deferred revenue of approximately $1,159,000.

●

Net cash flow used in operating activities for the six months ended June 30, 2015 primarily reflected net loss of approximately $2,305,000 and the add-back of non-cash items mainly consisting of gain on derivative valuation of approximately $229,000, and change in operating assets and liabilities consisting of a decrease in accrued expenses of approximately $14,000, offset by non-cash items primarily consisting of loss realized upon settlement of debt of approximately $1,993,000, and depreciation of approximately $96,000, and changes in operating assets and liabilities primarily consisting of a decrease in inventory of approximately $37,000 and an increase in accounts payable of approximately $60,000.

Net cash flow used in investing activities was $3,500 for the six months ended June 30, 2016 which reflected in purchase of property and equipment. We did not incur any investing activities for the six months ended June 30, 2015.

Net cash flow used in financing activities was $64,606 for the six months ended June 30, 2016 as compared to net cash flow provided by financing activities of $339,796 for the six months ended June 30, 2015. During the six months ended June 30, 2016, we made repayments on debt of approximately $64,000, and repayments on related party debt of approximately $2,000, offset by proceeds from increase in bank drafts of approximately $2,000. During the six months ended June 30, 2015, we received proceeds from issuance of preferred and common stock of approximately $156,000, and proceeds from related party notes payable of approximately $260,000, offset by repayments on debt of approximately $74,000, and repayments on related party debt of approximately $2,000.

The Company has historically met its cash needs through a combination of cash flows from operating activities along with long and short term borrowings and through the sale of its stock and the sale of future fish contracts.

Contractual Obligations

Commitments and Contingencies and Capital Expenditures

In August 2015, the Company entered into a sales commission agreement with a related party for the sale of tilapia futures. Per the agreement the related party is entitled to 40% of all futures sales when the buyer is referred by the related party. As of June 30, 2016, the Company has paid $834,168 to the related party, which is recorded as deferred commission as a result of $2,039,788 in future fish sales. The payments received will be held as deferred revenue and the commissions paid as a deferred commission on the Company's balance sheet until the fish are delivered.

The Company had no material commitments for capital expenditures as of June 30, 2016.

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

c)	The Company lacks sufficient personnel to allow for proper segregation of duties.

d)	The Company does not have an independent audit committee to provide oversight of management.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 2, 2016, we issued 100,000 common shares for warrants exercised on March 23, 2016.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

None

ITEM 6. Exhibits

a) Exhibits

31.1	Section 302 Certification By Chief Executive Officer

31.2	Section 302 Certification By Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW GLOBAL ENERGY, INC.

Dated: September 12, 2016	By:	/s/ Perry D. West
Perry D. West
CEO, CFO and Director (Principal Executive and Accounting Officer)

