Form 10-K
period 2016-12-31
New Global Energy, Inc.
filed 2018-04-02
CIK 1543083

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2016 was approximately $1,246,075 (based on the mean between the closing bid and asked prices of the Common Stock on such date), which value, solely for the purposes of this calculation, excludes shares held by Registrant's officers and directors. Such exclusion should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant.

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

As of March 28, 2018 there were outstanding 14,330,332 shares of New Global Energy, Inc. common stock with a par value $.0001 per share (the "Common Stock").

ITEM 1. BUSINESS

New Global Energy, Inc. ("NGE," the "Company," “we,” or “our”) is a sustainable agriculture and aquaculture company organized as a Wyoming corporation on January 24, 2012 with executive offices located in Brevard County, Florida. The Company focuses on the use of advanced technology and farming techniques to decrease its costs while accelerating its ability to meet and exceed production targets in its aquaculture and agriculture divisions. The Company is focused on optimizing internal growth as well as completing acquisitions of high-growth firms, assets and properties in the Green market space that will generate incremental revenue and value for NGE. The industry segments of interest to the Company include: aquaculture, sustainable agriculture, solar, biofuels and carbon credits. Management is targeting growth stage assets, operations and companies that possess a proprietary market edge and demonstrate solid opportunities to scale their business.

The Company’s development plan includes aquaculture (the processes of farming of aquatic organisms such as fish, crustaceans, mollusks, aquatic plants and shrimp) and sustainable agriculture (practice of farming using principles of ecology, the study of relationships between organisms and their environment) . Its development plans also utilize non centralized solar panels to produce power for the Company’s own use and to potentially feed any excess power into the grid serving local power needs.

As of May 20, 2013, the Company had completed an incremental acquisitions totaling 30.74% of Aqua Farming Tech, Inc. (“AFT”), a California corporation with aquaculture and agriculture operations in the Coachella Valley in Southern California, from unrelated parties. By the end of 2013, the Company had completed additional incremental acquisitions from unrelated parties bringing its total ownership to in AFT to 36.69%.

In the process of development of its business and during the last two fiscal years, the Company acquired a non-controlling interest in Aqua Farming Tech, Inc. (“AFT”), a California corporation with aquaculture and agriculture operations in the Coachella Valley in Southern California. During 2014, the Company acquired and maintained an equity interest of 36.69% in AFT.

On July 15, 2014, the Company for and in consideration of 1,250,043 shares of New Global Energy Inc. common stock, Aquaculture Joint Venture, a Nevada General Partnership, assigned a 43.66% Net Revenue Interest in and to the net revenues from the operations of AFT aquaculture operations in Southern California over a period of time. Cash allocable to the Net Revenue Interest is calculated and distributed on a quarterly basis within forty five (45) days after the end of each calendar quarter.

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

On September 9, 2014, for and in consideration of 4,871,750 shares of New Global Energy, Inc. common stock, Global Energy Technology Group, Inc., a Nevada corporation, assigned a 91.6% interest in and to a Farm and Crop Lease covering two parcels of land (6.1 and 15.92 acres) in the Coachella Valley in Southern California.

On August 11, 2015, the Company completed the acquisition of an additional 760,877 common shares of AFT, giving it a total ownership in excess of 98% of the outstanding shares of AFT.

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

The Company relies on unpatented proprietary know-how and other trade secrets, and employs various methods, including confidentiality agreements where deemed appropriate, with employees and consultants, customers and suppliers to protect its know-how and trade secrets. However, these methods may not afford complete protection and there can be no assurance that others will not independently develop the know-how and trade secrets or develop better production methods than us. Further, we may not be able to deter current and former employees, contractors and other parties from breaching confidentiality agreements and misappropriating proprietary information and it is possible that third parties may copy or otherwise obtain and use our information and proprietary technology licensed, without authorization or otherwise infringe on our intellectual property rights. Additionally, we may license in the future, trade secrets, and similar proprietary rights to third parties. While we attempt to ensure that our intellectual property and similar proprietary rights are protected when entering into business relationships, third parties may take actions that could materially and adversely affect our rights or the value of our intellectual property, similar proprietary rights or reputation. In the future, we may also rely on litigation to enforce our intellectual property rights and contractual rights, and, if not successful, we may not be able to protect the value of our intellectual property. Any litigation could be protracted and expensive and funds may not be available to pursue it.

The Company’s focus during the reported period has been on the development of the optimum organizational environment for the growth of food fish and for the growth of agricultural products on adjacent lands. The major impediments to the successful development and operation of aquaculture and agricultural projects has been the difficulty in controlling feed prices, energy costs and control over the price and availability of water.

With regard to the control over feed prices in establishing the Company’s optimal farm environment, we have developed a new aquaculture feed regimen which, while using no antibiotics or chemicals, utilizes the superfood Moringa and green algae for Tilapia nutrition during their first four months in grow-out ponds. These nutrient rich algae and other aquatic plants represent a natural environment and provides better cost controls over the feed during Tilapia’s growing cycle.

We continue to grow Moringa for use as fish food as well as evaluating opportunities in the multi billion dollar market for this superfood as a human nutritional product. Research from the National Institutes of Health, a part of the US Department of Health and Human Services indicates that “scientists agree this is the most nutrient dense botanical on earth” weighing in with over 92 verifiable cell-ready nutrients including 46 antioxidants, 36 anti-inflammatories, vitamins, minerals, omega oils and 18 amino acids including nine that are rarely found intact within our present food chain. In 2008, the National Institutes of Health named Moringa the “Botanical of the Year” in celebration of Earth Day. In addition to other content, gram for gram Moringa leaves contain: 4 times the calcium of milk; 3 times the Potassium of bananas; 4 times the vitamin A of carrots; 7 times the Vitamin C of Oranges and 2 times the protein of yogurt. In addition of agricultural feed, it can be used as fertilizer, as pulp wood in making paper as well as in making other products. And, it is used in water purification, killing bacteria and pathogenic germs in polluted water.

Although the primary use of Moringa grown by the Company to date will be its use in feed for fish, the Company plans to exploit other global opportunities to generate sales. Moringa is sold around the world as a nutraceutical because of it high nutritional and medicinal value.

Integration of Aquaculture & Agriculture

The NGE business model addresses the need to maximize the cost savings available from alternative energy sources and to use alternative food sources to create a more viable environment for aquaculture operations.

Fish: Aquaculture operations are designed to yield a sustainable food source in a global marketplace where live catches decline each year due to overfishing and other environmental factors. Processing the fish on site yields both a food fish product and SFO (Straight Fish Oil) which can be used to power Diesel generators or sold. Residue from fish processing is sun-dried and used as fish meal. Fish oil can also be used in the nutritional industry. Effluent from the fish tanks and ponds are used to irrigate the on-site crops with a nutrient-rich broth of fertilizer.

Agriculture: Moringa or other products grown on site are currently used primarily in feed for aquaculture operations. The Company’s business plan includes expansion of Moringa cultivation with additional crops to be sold into the nutraceutical market and/or as biomass feed stock. Certain agricultural crops are fertilized with fish effluent using nutrient rich water to increase yields of these crops.

Solar: Electrical power is produced onsite from photovoltaic (“solar cell”) arrays used during daylight hours, to power all plantation operations including pumps, lighting and processing equipment. Should the Company reach levels of power generation beyond that required for operations, any excess power will be fed into the power grid where it will be “banked” under the “net metering” provisions established by the U.S. Energy Policy Act 2005 which requires all public electric utilities to offer net metering on request to their customers. To date, the Company has not reached such power generation levels.

Market for Products and Services

There is no assurance that expected production levels will be achieved or that there will be any revenues forthcoming.

Food Fish: The Company believes that the primary market advantaged aquaculture product in the US is the sale of live fish and shrimp, and non-frozen fish fillets, limiting preferred geographic locations to those near major market areas where established markets now exist. To the extent the market dictates, the Company may enter the frozen fish fillet market. The Company believes there is a significant market for it’s fish production and while it doesn’t have purchase agreements or sales arrangements in place, the initial sales program has shown moderate success with sales in fiscal 2017 reaching $553,000. Prices for fish sold have been determined based on current market pricing for the products with Company’s products being sold at competitive prices.

The Company expects that its primary fish products will continue to include Tilapia (both red and black Tilapia), Catfish and Silver Carp which are currently sold live. The American Tilapia Alliance reports that Tilapia is the 4th most popular seafood in the US. It reports that the US annually imports nearly $1 billion worth of tilapia while producing another 30 million pounds in the US. Worldwide farm raised tilapia is nearly an $8 billion industry. In 2016 the US per capita consumption of tilapia was 1.18 pounds per person of the total US per capita fish consumption of 14.9 pounds per person.

GLOBEFISH, of the Food and Agriculture Organization of the UN reported that International demand for tilapia was steady, though the US market was weak. During the first half of 2017, approximately 170,000 tons of tilapia entered the international market. It also reported that during the first half of 2017, total imports of frozen tilapia fillets into the US fell by 15 percent when compared with the same period in 2016. Despite this decline, the US still represents 70 of the tilapia market. Fresh tilapia fillets increased by 3%. In terms of pricing, wholesale prices for fresh chilled tilapia fillets from Latin America have declined by 9.4 percent to USD 3.58 per lb. while prices of frozen fillets from Asia strengthened by 2.6 percent to USD 1.95 per lb. China continues to be the main supplier of tilapia to the US market. Industry sources in Latin America indicate that negative press about tilapia from Asia has contributed to the declining Latin American demand and likely prompted more interest in fresh tilapia fillets from neighboring countries.

Moringa: The market for Moringa has been fragmented and is developing with methods of farming, use and proximity of biomass plants to production. The global market for Moringa products was estimated at the recent 3d Global Moringa Meet International Workshop to be over $7 billion by 2020.

Electricity: A secondary market opportunity for the Company is to provide electric power generated onsite from both solar power systems and onsite diesel-powered generators fired by renewable, sustainable biofuel. The Company believes that excess power over what it uses could be sold through net metering agreements and/or power purchase agreements with commercial power providers. These agreements are generally site specific and since the Company has not yet reached power generation levels resulting in excess capacity, it does not yet have any such agreements in place and there is no assurance that sufficient power will be produced beyond that required for its own use.

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

ITEM 1A. RISK FACTORS - NOT REQUIRED FOR SMALLER REPORTING COMPANIES

ITEM 1B. UNRESOLVED STAFF COMMENTS – NONE

ITEM 2. PROPERTIES

The Company owns and operates a large aquaculture operation on two parcels of land totaling 118.9 acres in the Coachella Valley in Southern California. It includes a large working fish farm/hatchery, 76 masonry tanks, 5 wells, 15 earthen ponds, a newly constructed 221 kW-DC Photovoltaic electric generating system , located on the Company’s “Thermal” and “Mecca” properties, estimated to produce 381,267 kWh annually, a fish processing facility, shop facilities, feed manufacturing facilities, plant nursery facilities, 8 acres of drip irrigated field on which is cultivated Moringa trees, out buildings, generators and various additional equipment and parts inventory.

ITEM 3. LEGAL PROCEEDINGS

There was no substantive litigation pending or threatened as of December 31, 2016. There was a subsequent civil matter filed by the U.S. Securities and Exchange Commission in the United States District Court in the Central District of California on September 27, 2017. The Company has retained outside counsel and responded to the complaint. The matter is in the discovery phase and asserts claims against the Company and its CEO for a violation of Sections 5(a) and 5(c) of the Securities Act involving the sale of unregistered securities. The Company and management believe that their actions were proper and expect to vigorously defend the litigation. The Commission seeks recovery of $1,925,000 against the Company and $435,601 against its CEO.

ITEM 4. MINE SAFETY DISCLOSURES: NOT APPLICABLE

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

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

Common Stock

Fiscal 2016	High	Low
First Quarter	$.81	$.21
Second Quarter	.52	.165
Third Quarter	.217	.07
Fourth Quarter	.161	.085

Fiscal 2015	High	Low
First Quarter	$4.90	$2.00
Second Quarter	3.83	2.05
Third Quarter	3.49	0.35
Fourth Quarter	2.75	0.21

As of March 28, 2018, there were approximately 783 holders of record of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA - NOT REQUIRED FOR SMALLER REPORTING COMPANIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Important Note about Forward Looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. When used in this report, the words “believes,” “expects,” “estimates,” “intends,” and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, intentions, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of such statements in this report include descriptions of our plans and strategies with respect to developing certain market opportunities, and our overall business plan. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligations to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

Overview and Financial Condition

New Global Energy, Inc. ("NGE," the "Company," “we” or “our”) is a sustainable agriculture and aquaculture company organized as a Wyoming corporation on January 24, 2012 with executive offices located in Brevard County, Florida. The Company focuses on the use of advanced technology and farming techniques to decrease its costs while accelerating its ability to meet and exceed production targets in its aquaculture and agriculture divisions. The Company is focused on optimizing internal growth as well as completing acquisitions of high-growth firms, assets and properties in the Green market space that will generate incremental revenue and value for NGE. The industry segments of interest to the Company include: aquaculture, sustainable agriculture, solar, biofuels and carbon credits. Management is targeting growth stage assets, operations and companies that possess a proprietary market edge and demonstrate solid opportunities to scale their business.

The first portion of the Company’s development plan includes: aquaculture (the processes of farming of aquatic organisms such as fish, crustaceans, mollusks, aquatic plants and shrimp), and sustainable agriculture (practice of farming using principles of ecology, the study of relationships between organisms and their environment).

Aqua Farming Tech, Inc. ("AFT") continued during the reported period to replace its existing brood stock used in its Tilapia production. In addition, in furtherance of the development of its feed development program, AFT planted Moringa on available acreage on the Company’s “Thermal” property and has been using it as a component of the feed used in its own aquaculture operations.

Results of Operations for the Fiscal Years ended December 31, 2016 and 2015

The Company had revenues for the year ended December 31, 2016 of $179,657, compared to revenues in 2015 of $44,090. The 2016 revenues result mainly from the increase in sale of live fish including Tilapia and Silver Carp as we sold approximately 15,000 pounds of fish at an average price of $2.95 per pound in 2015 compared to 58,000 pounds in 2016 at an average of $3.18 per pound.

Cost of goods sold generally include fish feed, direct and indirect labor, electricity and water. Cost of goods sold increased from $49,679 in 2015 to $151,495 in 2016. This increase was a result of more fish being sold year-over-year.

Selling, general and administrative expenses for the year ended December 31, 2016 were $2,136,711 up from $1,350,108 for the prior year. The increase is attributable to an increase in overall operational costs.

During the last quarter of 2015 and for full fiscal 2016, the Company made pre-sales of about 1,322,000 pounds of fish. The contracts called for delivery of the fish by the end of 2016 and are currently in default. Due to production volume limitations, the Company has been unable to complete the deliveries contemplated in the contracts. The completion of these contracts would require the Company’s production levels to be substantially increased and would limit the Company’s ability to generate current cash flow generating revenues. Further, at current market prices, the delivery pricing within the contracts would result in potential losses to the Company of approximately $1,277,235 in excess of the value collected on the presold fish. The Company took a charge of $2,299,372 for these losses in 2016. No such charges were taken in 2015.. Management plans to enter into discussions relative to entering into extension agreements with the contract holders shortly. They anticipate meeting contract deliveries will be a multi year process and anticipate offering the contract holders alternatives to fish deliveries in satisfaction of the outstanding contract amounts due.

We took charges against our goodwill which resulting from our acquisition of AFT in 2014 and 2015. These impairment charges amounted to $3,680,283 and $12,502,318 for the years ended December 31, 2016 and 2015, respectively, and were based on our evaluation of conditions we face as well as production and operational considerations.

We charge the initial valuation of the conversion feature and warrants by offsetting the carrying value of the note up to the principal. Initial derivative values in excess of note principal are immediately charged to interest expense. Due to the decrease in value of the warrants, we recognized a gain in the derivative valuation of $549,175 for the year ended December 31, 2015. For the year ended December 31, 2016, the warrants expired unexercised and we recognized an additional gain of $10,935 on the remaining derivative balance.

Other income and losses recognized were related to losses on disposal of assets, interest expense and gains/losses on settlements of debt.

Emerging Growth Company

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

Liquidity and Capital Resources

	Cash Flows for the Years Ended
	December 31, 2016	December 31, 2015

Net Cash Used in Operating Activities	$(156,784)	$(273,813)
Net Cash Used in Investing Activities	$(27,473)	$(16,947)
Net Cash Provided by Financing Activities	$62,747	$390,499
Cash Ending Balance	$3,236	$124,746

Although the consolidated financial statements show revenues, the Company did not generate sufficient revenue and gross profit to cover its operating costs. Additionally, the Company’s cash position is not sufficient to support the Company’s daily operations for the next twelve months. Management raised approximately $2.4 million in September 2017 by way of a loan. Management believes that the actions presently being taken to further implement its business plan and generate enhanced revenues for 2018 could provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues, achieve profitability and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan, generate revenues and reach profitability. At December 31, 2016, the Company had minimal cash, an accumulated deficit of $45,436,513 and a working capital deficiency of $5,463,756. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Operating Activities

Net cash flow used in operating activities was $156,784 for the year ended December 31, 2016 as compared to $273,815 for the year ended December 31, 2015, a decrease of $117,031.

Net cash flow used in operating activities for the year ended December 31, 2016 primarily reflected net loss of approximately $8,547,000 and the add-back of non-cash items consisting of a gain on derivative valuation of $10,935, loss realized upon disposal of fixed assets of $13,000, depreciation of $444,296, write down of goodwill of $3,680,283, write down of subscriptions receivable of $247,164, and stock based compensation of $959,300. Changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of approximately $150,000, an increase in inventory of approximately $626,000, a decrease in deferred commissions – related party of approximately $371,000, related to the prepayment of commissions on future fish sales, a decrease in accounts payable of approximately $71,000, an increase in accrued expenses of approximately $46,000, an increase in accrued expenses – related party of approximately $683,000, an increase in accrued loss of future delivery of presold fish of approximately $1,277,000 and an increase in deferred revenue of approximately $1,598,000.

Net cash flow used in operating activities for the year ended December 31, 2015 primarily reflected net loss of approximately $15,296,000 and the add-back of non-cash items mainly consisting of gain on derivative valuation of $549,175, loss realized upon disposal of fixed assets of $125,938, depreciation of $655,109, write down of goodwill of $12,502,318, loss realized on note revaluation of $48,688 and stock based compensation of $185,067. Change in operating assets and liabilities consisting of a decrease in accounts receivable of approximately $1,000, a decrease in inventory of approximately $34,000, an increase in deferred commissions – related party of approximately $371,000 related to the prepayment of commissions on future fish sales, an increase in accounts payable of approximately $162,000, an increase in accrued expenses of approximately $260,000, and an increase in deferred revenue of approximately $881,000.

Investing Activities

During the years ended December 31, 2016 and 2015, we purchased certain farming equipment of $27,473 and $16,947, respectively.

Financing Activities

For the year ended December 31, 2016, net cash provided from financing activities was the result of borrowings of $212,139 from a solar panel installer offset by payments made to the solar panel installer and on a note payable amounting to $149,392, netting a total inflow of $62,747.

For the year ended December 31, 2015, net cash provided from financing activities was the result of $438,800 from the sales of preferred stock to a related party. An additional $15,210 was received directly from a second related party. Proceeds from notes payable of $70,500 and repayments of related party notes of $134,011, netted inflows of $390,499.

The Company has historically met its cash needs through a combination of cash flows from operating activities along with loans payable, notes payable from related parties and through the sale of both common and preferred stock.

The Company entered into a Promissory Note Secured by a Deed of Trust by and among the Company, AFT and other related persons thereto from time to time as guarantors with California Real Estate Opportunity Fund LP, as lender. The loan, first dated August 28, 2017, provides for a loan of $2,400,000 to be used to pay off the existing loan with a bank, certain other obligations recorded against the property, for capital improvements and for working and expansion capital for the Company’s aquaculture and agriculture operations. The loan is secured by all of the assets of the Company.

The loan is payable with interest on the unpaid principal balance at the annual rate of 13.00%. Interest is payable monthly with the remaining balance of principal and interest due March 1, 2019.

Contractual Obligations

In August 2015, the Company entered into a sales commission agreement with a related party for the sale of tilapia futures. Per the agreement the related party is entitled to 40% of all futures sales when the buyer is referred by the related party. As of December 31, 2016, the Company has paid $989,624 to the related party, which is recorded as deferred commission as a result of $2,474,059 in future fish sales. The payments received will be held as deferred revenue and the commissions paid as a deferred commission on the Company's balance sheet until the fish are delivered.

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

Commitments and Capital Expenditures

The Company had no material commitments for capital expenditures as of December 31, 2016.

Off-Balance Sheet Arrangements

Mecca Solar Panels

On December 11, 201l, the Company’s subsidiary, AFT, entered into a land lease and solar panel easement agreement with a related party. Per the agreement, AFT leased land under its ownership, called Mecca, to the related party for a 10 year period beginning at the date of solar panel installation in 2014 and at a total cost of $1.00 for the entire lease period. In exchange for the lease agreement, the related party purchased, at a cost of $540,987, a solar panel array installed at the Mecca property. As a fee for the energy provided to AFT’s farm and equipment by the installed solar panels, AFT is committed to pay $3,130 per month for 72 months, beginning at installation date, to the builder of the solar array, Sun Valley Solar, Inc. or its assignee. In addition, on October 1, 2016, AFT will begin paying the related party $2,500 a month for the rest of the useful life of the solar array.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. Management evaluates its accounting policies, estimates, and judgments on an ongoing basis. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.

Inventory

The Company’s inventory consists of live fish and is stated at the lower of cost or market. Included in inventory are costs associated with growing the fish to their mature size of approximately 1 to 1.5 pounds and include feed, water, electricity and direct and indirect costs.

Provision for Estimated Losses on Sale of Presold Fish

The Company records a provision for total anticipated losses on the future delivery of presold fish by considering total estimated costs to develop the fish for sale compared to total anticipated revenues. Losses are recorded in the period in which such losses are identified. The provisions for estimated losses on the future delivery of presold fish requires the Company to make certain estimates and assumptions, including those with respect to the future cost to grow the fish to maturity, costs of feed, utilities, labor and other indirect costs.

Goodwill

Goodwill is tested for impairment at least annually at the operating segment level; we have only one operating segment and we do not have a reporting unit that exists below our operating segment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. We assess the business enterprise value using a combination of the income approach and market approach to determine the fair value of the Company to be compared against the carrying value of net assets. The income approach, using the discounted cash flow method, includes key factors used in the valuation of the Company (a Level 3 valuation) which include, but are not limited to, management's plans for future operations, recent operating results, income tax rates, and discounted projected future cash flows. Based on these calculations we determined that the fair value was less than the carrying value and recorded an impairment charge of approximately $3.7 million in 2016.

Stock-Based Compensation

We recognize compensation expense for stock-based awards, including stock options and restricted stock units, on a straight-line basis over the requisite service period of the award for the awards that actually vest. We use the Black-Scholes-Merton option pricing model to value stock-based compensation expense for stock options, which requires us to estimate the expected term of the stock options and expected future stock price volatility over the expected term. The estimated value of restricted stock units is less subjective as the value of these awards are based primarily on the fair market value of our common stock on the date of grant. We have not estimated any forfeitures for stock-based awards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a smaller reporting company under SEC Regulation, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

New Global Energy, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of New Global Energy, Inc. (a Delaware Corporation) and Subsidiary (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We have conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Global Energy, Inc. and Subsidiary as of December 31, 2016, and the results of its consolidated operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PKF, LLP
PKF, LLP
March 28, 2018
San Diego, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of New Global Energy, Inc.

We have audited the accompanying consolidated balance sheet of New Global Energy, Inc. as of December 31, 2015, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. New Global Energy, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were not engaged to examine management's assertion about the effectiveness of New Global Energy, Inc.'s internal control over financial reporting as of December 31, 2015 and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Global Energy, Inc. as of December 31, 2015, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ D. Brooks and Associates CPA’s, P.A.

D. Brooks and Associates CPA's, P.A.

West Palm Beach, FL

April 26, 2016

NEW GLOBAL ENERGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2016	2015
ASSETS

CURRENT ASSETS:
Cash	$3,236	$124,746
Accounts receivable	152,245	2,373
Inventory	635,368	8,937
Deferred commissions - related party	-	370,740

Total Current Assets	790,849	506,796

Property and equipment, net	4,216,328	4,646,151

OTHER ASSETS:
Goodwill	-	3,680,283
Deposits	6,238	6,981

Total Other Assets	6,238	3,687,264

Total Assets	$5,013,415	$8,840,211

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$271,798	$342,588
Accrued expenses	174,454	181,163
Accrued expenses - related parties	1,131,684	474,116
Notes payable - related parties	322,036	396,036
Notes payable - current portion	777,721	690,475
Derivative liability	-	10,935
Deferred revenue	2,479,676	881,218
Accrued loss on presold fish	1,277,235	-

Total Current Liabilities	6,434,604	2,976,531

LONG-TERM LIABILITIES:
Notes payable - net of current portion	62,070	86,569

Total Liabilities	6,496,674	3,063,100

COMMITMENTS AND CONTINGENCIES (Notes 4, 5, 6, 8, 9 and 10)

STOCKHOLDERS' DEFICIT/EQUITY:
Equity attributable to owners of the company:
Undesignated preferred stock ($0.0001 par value; 19,975,000 shares authorized)
Series A convertible preferred stock ($0.0001 par value; 25,000 shares authorized; 21,100 and 20,000 shares issued
and outstanding at December 31, 2016 and 2015; liquidation preference of $3,165,000 and $3,000,000, respectively)	2	2
Common stock ($0.0001 par value; 100,000,000 shares authorized; 14,116,582 and 13,861,582
shares issued and outstanding at December 31, 2016 and 2015, respectively)	1,411	1,386
Additional paid-in capital	44,052,898	43,013,191
Common stock subscription receivable	(106,036)	(353,200)
Accumulated deficit	(45,436,513)	(36,950,311)
Total equity attributable to owners of the company	(1,488,238)	5,711,068
Non-controlling interest	4,979	66,043

Total Stockholders' Deficit/Equity	(1,483,259)	5,777,111

Total Liabilities and Stockholders' Deficit/Equity	$5,013,415	$8,840,211

See notes to consolidated financial statements

NEW GLOBAL ENERGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2016	2015

REVENUES	$179,657	$44,090

COSTS AND EXPENSES:
Costs of goods sold	151,495	49,679
Depreciation	444,296	655,109
General and administrative	2,136,711	1,350,109
Provision for losses on sale of presold fish	2,299,372	-
Impairment of goodwill	3,680,283	12,502,318

Total Operating Costs and Expenses	8,712,157	14,557,215

LOSS FROM OPERATIONS	(8,532,500)	(14,513,125)

OTHER INCOME (EXPENSE):
Gain on derivative valuation	10,935	549,175
Interest expense	(84,727)	(70,311)
Gain (loss) on settlement of debt	72,026	(1,086,715)
Loss on note revaluation	-	(48,688)
Loss on disposal of fixed asset	(13,000)	(125,938)

Total Other Income (Expense), net	(14,766)	(782,477)

LOSS BEFORE INCOME TAXES	(8,547,266)	(15,295,602)

Provision for income taxes	-	-

NET LOSS	$(8,547,266)	$(15,295,602)

NON-CONTROLLING INTEREST:
NET LOSS	$(8,547,266)	$(15,295,602)

LESS: NET LOSS ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	61,064	318,220

NET LOSS ATTRIBUTABLE TO OWNERS OF THE COMPANY	$(8,486,202)	$(14,977,382)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO OWNERS OF THE COMPANY
Basic and diluted	$(0.61)	$(1.15)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	14,004,260	13,278,957

See notes to consolidated financial statements

NEW GLOBAL ENERGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

	Equity Attributable To Owners of The Company								Total
	Preferred Stock		Common Stock		Additional	Common Stock		Non-	Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Subscription Receivable	Accumulated Deficit	controlling Interest	Deficit/ Equity

Balance, December 31, 2014	-	$-	13,097,365	$1,310	$34,108,982	$-	$(21,972,929)	$7,016,769	$19,154,132

Preferred stock issued to settle debt	4,160	-	-	-	1,294,713	-	-	-	1,294,713

Preferred stock issued for cash	15,840	2	-	-	791,999	(353,200)	-	-	438,801

Fair value of warrants issued for services	-	-	-	-	37,988	-	-	-	37,988

Stock and warrants issued to acquire non-controlling interest in AFT	-	-	380,434	38	6,632,468	-	-	(6,632,506)	-

Stock issued for settlement	-	-	283,783	28	133,350	-	-	-	133,378

Stock issued for the prepayment of services	-	-	100,000	10	13,691	-	-	-	13,701

Net loss	-	-	-	-	-	-	(14,977,382)	(318,220)	(15,295,602)

Balance, December 31, 2015	20,000	2	13,861,582	1,386	43,013,191	(353,200)	(36,950,311)	66,043	5,777,111

Preferred stock issued for debt settlement	1,100	-	-	-	80,432	-	-	-	80,432

Issuance and exercise of warrant for services	-	-	100,000	10	31,080	-	-	-	31,090

Common stock issued for services	-	-	155,000	15	25,617	-	-	-	25,632

Options issued for services	-	-	-	-	902,578	-	-	-	902,578

Write-off of subscription receivable	-	-	-	-	-	247,164	-	-	247,164

Net loss	-	-	-	-	-	-	(8,486,202)	(61,064)	(8,547,266)

Balance, December 31, 2016	21,100	$2	14,116,582	$1,411	$44,052,898	$(106,036)	$(45,436,513)	$4,979	$(1,483,259)

See notes to consolidated financial statements

NEW GLOBAL ENERGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,547,266)	$(15,295,602)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Gain on derivative valuation	(10,935)	(549,175)
(Gain) loss realized upon conversion or settlement of debt	(72,026)	1,086,716
Loss realized upon disposal of equipment	13,000	125,938
Goodwill impairment	3,680,283	12,502,318
Loss realized on note revaluation	-	48,688
Write down of subscriptions receivable	247,164	-
Depreciation	444,296	655,109
Stock based compensation	959,300	185,067
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(149,872)	1,287
Decrease (increase ) in inventory	(626,431)	34,106
Decrease (increase) in deferred commissions - related party	370,740	(370,740)
Decrease (increase) in prepaid deposits	743	(743)
Increase (decrease) in accounts payable	(70,790)	161,741
Increase (decrease) in accrued expenses	46,291	260,257
Increase (decrease) in accrued expenses - related party	683,026	-
Increase (decrease) in accrued loss on presold fish	1,277,235	-
Increase (decrease) in deferred revenue	1,598,458	881,218

NET CASH USED IN OPERATING ACTIVITIES	(156,784)	(273,815)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(27,473)	(16,947)

NET CASH USED IN INVESTING ACTIVITIES	(27,473)	(16,947)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred/common stock	-	438,800
Proceeds from related party notes payable	-	15,210
Proceeds from notes payable	212,139	70,500
Repayments of notes payable	(149,392)	-
Repayments on related party notes payable	-	(134,011)

NET CASH PROVIDED BY FINANCING ACTIVITIES	62,747	390,499

NET (DECREASE) INCREASE IN CASH	(121,510)	99,737

CASH - beginning of year	124,746	25,008

CASH - end of year	$3,236	$124,745

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$9,174	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of preferred/common stock issued upon settlement of debt	$-	$1,294,713
Note principal converted to common/preferred stock	$-	$208,000
Preferred stock issued upon settlement of related party debt	$80,432	$-

See notes to consolidated financial statements

NEW GLOBAL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Background

New Global Energy, Inc. ("NGE," the "Company,” “we” or “our”) is a sustainable agriculture and aquaculture company organized as a Wyoming corporation on January 24, 2012 with executive offices located in Brevard County, Florida. The Company focuses on the use of advanced technology and farming techniques to decrease its costs while accelerating its ability to meet and exceed production targets in its aquaculture and agriculture divisions. The Company is focused on optimizing internal growth as well as completing acquisitions of high-growth firms, assets and properties in the Green market space that will generate incremental revenue and value for NGE. The industry segments of interest to the Company include: aquaculture, sustainable agriculture, solar, biofuels and carbon credits. Management is targeting growth stage assets, operations and companies that possess a proprietary market edge and demonstrate solid opportunities to scale their business.

The first phase of the Company’s development plan includes: aquaculture (the processes of farming of aquatic organisms such as fish, crustaceans, mollusks, aquatic plants and shrimp), and sustainable agriculture (practice of farming using principles of ecology, the study of relationships between organisms and their environment).

Aqua Farming Tech, Inc. ("AFT") continued during the reported period to replace and upgrade its existing brood stock used in its Tilapia production. In addition, in furtherance of the development of its feed development program, AFT planted Moringa on available acreage on the Company’s “Thermal” property and has been using it as a component of the feed used in its own aquaculture operations.

Going Concern: The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. Although the consolidated financial statements show revenues, the Company did not generate sufficient revenue and gross profit to cover its operating costs. Additionally, the Company’s cash position is not sufficient to support the Company’s daily operations for the next twelve months. Management raised approximately $2.4 million in September 2017 by way of a loan (see Note 10). Management believes that the actions presently being taken to further implement its business plan and generate enhanced revenues for 2017 and 2018 could provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues, achieve profitability and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan, generate revenues and reach profitability. At December 31, 2016, the Company had minimal cash, a deficit of $45,436,513 and a working capital deficiency of $5,463,756. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

Principles of Consolidation: The consolidated financial statements include the accounts of New Global Energy, Inc., and Aqua Farming Technologies Inc. (“AFT”), a California corporation, of which the Company currently owns over 98%. All significant inter-company balances and transactions have been eliminated.

Use of Estimates: The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to goodwill, income taxes, inventory valuation, accrued loss on presold fish, and stock-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions. It is reasonably possible that these estimates could change in the near-term.

Accounts Receivable and Allowance for Doubtful Accounts: The Company grants unsecured credit to companies located throughout the United States. Accounts receivable are recorded at the invoiced amount, do not bear interest, and are considered past due based on invoice terms. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses. There were no allowances for doubtful accounts at December 31, 2016 and 2015.

Concentrations: The Company has 4 customers that account for 96% of accounts receivable at December 31, 2016 and 2 customers that accounted for 42% of sales during the year ended December 31, 2016. No such concentrations were noted for 2015.

Inventory: The Company’s inventory consists of live fish and is stated at the lower of cost or market. Included in inventory are costs associated with growing the fish to their mature size of approximately 1 to 1.5 pounds and include feed, water, electricity and direct and indirect costs.

Property and Equipment: Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the consolidated statements of operations in the period the event takes place.

Valuation of Long-Lived Assets: We review the recoverability of our long-lived assets including land, equipment, and goodwill, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. Only impairment on goodwill was recognized during the fiscal years ended December 31, 2015 and 2016.

Goodwill: As of December 31, 2014, goodwill recorded on our consolidated balance sheet aggregated $16.182 million (the entirety of this amount relates to the Company’s completed acquisition of AFT). The AFT acquisition and its related operations constitute a reporting unit and we must make various assumptions in determining their estimated fair values. We perform an annual impairment review in the fourth quarter of each fiscal year.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") 350, Intangibles – Goodwill and Other, we perform goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit (the AFT farm operation being the company’s only reporting unit) with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess. During our two step analysis, we identified, due to current operational challenges and future market potential in line with our current, fiscal year 2015 and 2016 operational revenues, management reached the conclusion that the carrying amount of the AFT reporting unit goodwill exceeds the implied fair value of its goodwill. As a result, an impairment of the goodwill value being carried on the balance sheets. See Note 2 for additional information on the impairments.

Revenue Recognition and Deferred Revenue: The Company recognizes revenue during the period in which fish are received by the customer. Cash received, for which delivery has not occurred, is recorded as deferred revenue until the fish are delivered to the customer.

Beginning in the 4th quarter 2015, the Company commenced the sale of future contracts for the sale of fish, with the actual fish to be delivered to customers or their assignees at a later date.

Provision for Estimated Losses on Sale of Presold Fish: The Company records a provision for total anticipated losses on the future delivery of presold fish by considering total estimated costs to develop the fish for sale compared to total anticipated revenues. Losses are recorded in the period in which such losses are identified. The provisions for estimated losses on the future delivery of presold fish requires the Company to make certain estimates and assumptions, including those with respect to the future cost to grow the fish to maturity; costs of feed, utilities, labor and other direct and indirect costs. The Company may be required to record additional provisions for estimated losses on the future delivery of presold fish. During the year ended December 31, 2016, management analyzed the estimated loss per pound from all outstanding future fish contracts. After management's review, for the year ended December 31, 2016, the Company recognized a loss of $2,299,372 on the sale of future fish contracts. At December 31, 2016 and 2015, accrued loss on sale of presold fish amounted to $1,277,235 and $0, respectively.

Deferred Commissions – Related Party: In connection with the completion of the fish presale contracts, the Company pays a 40% commission to a related party. The Company originally recorded the commission paid or due for which delivery of the product has not yet occurred as deferred commission – related party in the current assets section of the consolidated balance sheets. However, upon evaluating the potential loss on presold fish, the Company believes that these costs would not be recovered and wrote off these costs as part of the estimated losses on the sales of presold fish noted above.

Stock Based Compensation: Stock-based awards are accounted for using the fair value method in accordance with ASC 718, Share-Based Payments. Our primary type of share-based compensation consists of stock options and warrants. The fair value of each option grant is separately estimated and amortized into compensation expense on a straight-line basis between the applicable grant date and each vesting date. The Company has estimated the fair value of all stock option awards as of the grant date by applying the Black-Scholes-Merton option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The Company awarded stock and warrant based compensation of $959,299 to related parties during the year ended December 31, 2016. The Company had stock and warrant based compensation of $133,378 to a related party and $51,689 to unrelated third parties during the year ended December 31, 2015.

Accounting For Obligations And Instruments Potentially To Be Settled Utilizing The Company’s Own Stock: We account for obligations and instruments potentially to be settled utilizing the Company’s stock as the form of payment in accordance with ASC 815, Accounting for Derivative Financial Instruments. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled with, the Company’s own stock. The Company evaluates stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

Fair Value of Financial Instruments: ASC 825, Financial Instruments, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2016 and 2015, the carrying value of certain financial instruments (cash, accounts receivable, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended December 31, 2016 and 2015, there were no transfers of financial assets or financial liabilities between the hierarchy levels. Additionally, there were no changes in the fair value methodology used during the years ended December 31, 2016 and 2015.

The following table summarizes assets and liabilities re-measured at fair value on a recurring basis as of December 31, 2016 and 2015:

December 31, 2016
Description of assets:	Level 1	Level 2	Level 3	Total
None	$-	$-	$-	$-
Description of liabilities:
Derivatives	$-	$-	$-	$-

December 31, 2015
Description of assets:	Level 1	Level 2	Level 3	Total
None	$-	$-	$-	$-
Description of liabilities:
Derivatives	$-	$-	$10,935	$10,935

Earnings per Common Share: We compute net loss per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period.

For the years ended December 31, 2016 and 2015, the following potentially dilutive securities have been excluded from the calculation of diluted loss per share because their impact was antidilutive.

	2016	2015
Preferred Stock	3,276,459	1,701,504
Warrants	380,434	492,150
Options	3,028,530	-
	6,685,423	2,193,654

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

Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carryforwards. We have determined it more likely than not that these timing differences and NOL carryforwards will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

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

Uncertain Tax Positions: When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, Accounting for Uncertain Income Tax Positions, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2013. We are not currently under examination by any jurisdiction for any tax year. At December 31, 2016 and 2015, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were recognized under ASC 740-10.

Recent Accounting Pronouncements: In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive accounting standard for revenue recognition for contracts with customers and supersedes current guidance. Under ASU 2014-09, companies will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which a company expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures and provides more comprehensive guidance for transactions such as service revenue and contract modifications. The standard is effective for us in the first quarter of fiscal 2018, which we will adopt using the full retrospective method where each prior period presented is restated. We have not completed an assessment identifying areas of impact to our financial statements, but we do not expect the adoption of ASU 2014-09 will have a material impact to the consolidated financial statements and additional disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718). Entities have defined the term “modification” in a broad manner resulting in diversity in modification accounting practice. The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory. Current US GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. In addition, interpretations of this guidance have developed in practice over the years for transfers of certain intangible and tangible assets. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in US GAAP. The new guidance eliminates the exception for an intra-entity transfer of an asset other than inventory. The amendments in ASU 2016-16 are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company can early adopt ASU 2016-16, but earlier adoption must be in the first quarter of the fiscal year. The amendments in ASU 2016-16 will be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company does not expect the adoption of this guidance will have significant impact on its consolidated financial statements, results of operations, and associated disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update change existing guidance related to accounting for employee share-based payments affecting the income tax consequences of awards, classification of awards as equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the potential impact of the adoption of this standard.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the consolidated balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the potential impact of the adoption of this standard.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update revise the accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The amendments are effective for annual reporting periods after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of this standard.

In April 2015, the FASB issued ASU 2015-03, Interest- Imputation of Interest (Subtopic 835-30). This guidance is to simplify the presentation of debt issuance costs by recognizing a debt liability in the balance sheet as a direct deduction from that debt liability consistent with the presentation of a debt discount. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company has adopted this standard and the adoption did not have a material impact on the Company’s financial position.

In 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires an entity to measure in scope inventory at the lower of cost and net realizable value. We do not expect the adoption of this standard will have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and to provide related footnote disclosures. The ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The ASU is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted.

The Company is currently evaluating the potential impact of the adoption of this standard.

Other Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Reclassifications: Certain reclassifications has been made in prior period’s consolidated financial statements to conform to the current period’s financial presentation. These reclassifications did not change the Company’s financial position or results of operations.

Note 2. Goodwill

The carrying amount of goodwill on AFT’s records as of December 31, 2016 and 2015 is as follows:

	December 31, 2016	December 31, 2015
Goodwill - Farm Unit	$16,182,601	$16,182,601
Impairment	16,182,601	12,502,318
Balance	$-	$3,680,283

During the fourth quarter of 2015, we performed our annual goodwill impairment test and estimated the fair value of our reporting unit based on the income approach (also known as the discounted cash flow (“DCF”) method, which utilizes the present value of future cash flows to estimate fair value). The future cash flows for our farm reporting unit was projected based on our estimates, at that time, of future revenues, operating income and other factors (such as working capital and capital expenditures). The discount rates used in our DCF method were based on a weighted-average cost of capital (“WACC”) determined from relevant market comparisons, adjusted upward for specific reporting unit risks (primarily the uncertainty of achieving projected operating cash flows). A terminal value growth rate was applied to the final year of the projected period and reflected our estimate of potential growth. We then calculated a present value of the respective cash flows for the Company’s reporting unit to arrive at an estimate of fair value under the income approach and then used the market approach to corroborate this value. Under the market approach, we estimated a fair value based on comparable companies' market multiples of revenues and earnings before interest, taxes, depreciation and amortization and factored in a control premium. The result of these methods has led management to the conclusion of goodwill impairment in the amount of $12,502,318 for the year ended December 31, 2015.

During the fourth quarter of 2016, management utilized similar techniques and evaluated the operations of AFT. As a result, management believes that the remaining goodwill was impaired and recorded an impairment of $3,680,283 for the year ended December 31, 2016.

Note 3. Property and Equipment

The Company’s property and equipment consisted of the following as of December 31, 2016 and 2015:

	Useful Lives	2016	2015
Land	Indefinite	$2,128,000	$2,128,000
Buildings and Improvements	7 years	2,269,886	2,269,886
Equipment & Solar Panels	10 years	800,430	776,457
Vehicles	5 years	119,000	128,500
		5,317,316	5,302,843
Accumulated depreciation		(1,100,988)	(656,692)
Total		$4,216,328	$4,646,151

Depreciation expense totaled $444,296 and $655,109 for the years ended December 31, 2016 and 2015, respectively.

Note 4. Notes Payable

At December 31, 2016 and 2015, notes payable outstanding consisted of the following:

	December 31, 2016	December 31, 2015
Note 1	$6,000	$6,000
Note 2	87,361	111,361
Note 3	463,973	498,459
Note 4	257,457	136,224
Note 5	25,000	25,000
Total	839,791	777,044
Less: current portion of notes payable	(777,721)	(690,475)
Notes payable – long-term	$62,070	$86,569

Note 1 - Note payable for vehicle financing with a balance of $6,000 as of December 31, 2016 and 2015, bearing annual interest at 10% and due on demand. This note matured on September 10, 2010 and is currently in default.

Note 2 - Note payable pursuant to a 2010 settlement with a balance of $87,361 and $111,361, as of December 31, 2016 and December 31, 2015, respectively, due on December 15, 2015, and non-interest bearing. This note is currently in default.

Note 3 - Note payable to a bank dated March 10, 2015 with interest at a variable interest rate calculated based on Wall Street Journal Prime plus 2.5% (6.5% at December 31, 2016 and 2015), and a maturity date of March 10, 2017. The note had a balance of $463,973 and $498,459 as of December 31, 2016 and 2015, respectively, and was in default under the terms of the loans covenants, and therefore, is included in current liabilities as of December 31, 2016 and 2015. This note was paid in full out of the proceeds of the funding completed in September 2017 (see Note 10).

Note 4 - Note payable for the solar system array at the Thermal, California property with a balance of $257,457 and $136,224 as of December 31, 2016 and 2015, respectively, with interest rate at 2.8%, due in monthly principal and interest installments of $4,138 through March 2018. This note is secured by the underlying solar equipment.

Note 5 – Unsecured note payable for solar installation at the Thermal property, with a balance of $25,000 as of December 31, 2016 and 2015 and an interest rate at 10%. This note is currently in default and is shown as a current liability.

The Company has recognized $42,702 and $14,043, in interest expense for the years ended December 31, 2016 and 2015, respectively, related to notes payable and was included in interest expense on the accompanying consolidated statements of operations. At December 31, 2016 and 2015, accrued interest payable on notes payable amounted to $80,449 and $138,278, respectively.

Future maturity of notes payable is as follows:

Years Ending December 31,	Amount
2017	$777,721
2018	62,070
Total	$839,791

Note 5. Stockholders' Deficit/Equity

Preferred Stock

The Company is currently authorized to issue up to 20,000,000 shares of preferred stock of which 25,000 are designated as Series A Convertible Preferred Stock, with a $0.0001 par value. All issued shares of Series A Convertible Preferred Stock are entitled to vote on a 1 share/1 vote basis. The Series A preferred shares carry a liquidation preference of $150 per preferred share. As of December 31, 2016, 19,975,000 shares of preferred stock are undesignated.

Each share of Series A Convertible Preferred Stock shall be convertible, at the option of the holder, at any time into such number of fully paid and non-assessable shares of common stock as is determined by multiplying the number of issued and outstanding shares of the Company's common stock by .0000110. Provided however, that such number of common shares into which each share of Series A Preferred Stock may be converted shall not exceed 220.

Preferred stock issued for debt settlement: On June 15, 2016, the Company and a related party entered into a debt settlement agreement. In accordance with the debt settlement agreement, debt in the principal amount of $74,000 and accrued and unpaid interest on the debt of $6,432 were settled for 1,100 shares of the Company’s Series A Convertible Preferred Stock. The Company recorded this debt settlement as a reduction of debt and interest due and an increase in equity for the capital contribution of $80,432.

In February and March 2015, the Company issued a total of 4,160 shares of Series A Convertible Preferred Stock in settlement of $208,000 of principal due on notes payable to a related party. The shares were valued at fair value using the Black-Scholes-Merton option pricing model coupled with the equity allocation method. The resultant value of $1,294,713 was derived using the following significant assumptions:

Risk free interest rate	.49% to .70%
Expected volatility	82% to 90%
Expected years to liquidity	2 years
Expected dividend yield	0%

Preferred Shares issued for cash: In 2015, the Company issued a total of 15,840 shares of Series A Convertible Preferred stock in exchange for $792,000, or $50.00 per share, as stipulated in the February 10, 2015 stock purchase agreement between the Company and a related party. The agreement calls for the issuance of 20,000 Series A Convertible Preferred shares in return for $1,000,000, of which $208,000 had already been converted, leaving $792,000 to be funded under the terms of the subscription agreement. As of December 31, 2015, $247,164 was outstanding as stock subscription receivable from this transaction. Management determined that receipt of the balance was unlikely and have written off the subscription receivable in 2016. The Company is evaluating recovery options.

Common Stock

We are currently authorized to issue up to 100,000,000 shares of $ 0.0001 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

Common shares issued for consulting services: During the year ended December 31, 2016, the Company issued 155,000 shares of common stock for services to two parties. The value of these services was deemed to be $25,620 based on the Company’s share price at the time the services were rendered, which was also recognized as stock compensation expense in the year.

On October 29, 2015, the Company issued 100,000 shares of stock to an unrelated third party for $1.39 per share, the price per share on the date on agreement, in exchange for investor relation services to be provided over the next six months. For the year ended December 31, 2015, the stock issuance was revalued at $0.38 per share, the closing trading price of the Company’s stock on December 31, 2015. Based on this revaluation, the Company has recorded $13,701 in consulting fees for the year ended December 31, 2015.

On December 11, 2015, the Company issued 283,783 shares of stock to a related party at $0.47 per share, the closing trading price of the Company’s stock on the date the agreement was signed, December 10, 2015, totaling $133,378, for settlement of a consulting agreement.

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

Common stock issued for warrants exercise: On March 23, 2016, a warrant holder exercised 100,000 common stock warrants for proceeds of $100 and received 100,000 common shares. The Company recorded $31,090 of stock based compensation for the issuance of these shares based on the value of the underlying shares issued.

Warrants

Warrant activities for the years ended December 31, 2016 and 2015 were as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2014	497,850	$1.62
Issued	-	-
Exercised	(5,700)	-
Balance at December 31, 2015	492,150	1.62
Issued	100,000	0.001
Expired	(111,716)	0.33
Exercised	(100,000)	0.001
Balance at December 31, 2016	380,434	$2.00
Warrant exercisable at December 31, 2016	380,434	$2.00

There was no intrinsic value for the warrants at December 31, 2016 and 2015.

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at December 31, 2016:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at Dec 31, 2016	Range of Weighted Average Remaining Contractual Life (Months)	Weighted Average Exercise Price	Number Exercisable at Dec 31, 2016	Weighted Average Exercise Price
$2.00	380,434	44	$2.00	380,434	$2.00

Warrants issued for services: In September 2015, the Company issued a total of 100,000 warrants to purchase common stock. The warrants were issued as consideration for services. The warrants are exercisable at $0.001 and expire September 11, 2022. We used the Black-Scholes-Merton option pricing model and inputs described below to estimate the fair value of $37,988 at December 31, 2015.

Risk free interest rate	.11%
Expected volatility	248%
Expected years to liquidity	6.7 years
Expected dividend yield	0%

Options

On April 28, 2016 and May 2, 2016, the Company granted a total of 3,028,530 options to three separate related parties and the Company’s CEO at a fixed exercise price of $0.30 per share which was the fair value of the Company’s stock at the time the options were issued. The 1,000,000 options granted to the Company’s CEO and an additional 1,600,000 options granted to two related parties, are exercisable at tiered intervals beginning June 1, 2016 and vested immediately. The remaining 428,530 options granted to the Company’s partner in a joint venture are also exercisable at tiered intervals beginning May 1, 2016. Of these options issued, 1,400,000 are exercisable in 2016, an additional 978,530 option become exercisable in 2017 and the remaining 650,000 become exercisable in 2018. The fair value of the options of $902,578 was determined using the Black-Scholes-Merton option pricing model using the following assumptions: Dividend rate - 0; Terms (in years) 5 to 10 (using the simplified method); Volatility – 206.8% to 227.2%; Risk-free interest rate – 1.32% to 1.84%. In connection with the option grants, for the year ended December 31, 2016, the Company recognized an expense of $902,578 on the accompanying consolidated statements of operations within its general and administrative expenses and an increase in additional paid-in capital on the accompanying consolidated balance sheets.

Option activities for the year ended December 31, 2016 were as follows:

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2015	-	$-
Issued	3,028,530	0.30
Exercised	-	-
Balance at December 31 2016	3,028,530	0.30
Options exercisable at December 31, 2016	1,400,000	$0.30

There was no intrinsic value for the options at December 31, 2016.

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at December 31, 2016:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at Dec 31, 2016	Range of Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at Dec 31, 2016	Weighted Average Exercise Price
$0.30	1,200,000	4.4	$0.30	1,200,000	$0.30
0.30	750,000	5.4	0.30	-	-
0.30	650,000	6.4	0.30	-	-
0.30	428,530	9.3	0.30	200,000	0.30
$0.30	3,028,530	6.4	$0.30	1,400,000	$0.30

Subscription Receivable

The Company has $106,036 in common stock subscription receivable from a 2014 transaction with a related party.

Note 6. Derivative and Warrant Liabilities

Embedded Conversion Feature: To properly account for the convertible notes payable discussed in prior years, the Company performed a detailed analysis to obtain a thorough understanding of the transaction. The Company reviewed ASC 815, to identify whether any equity-linked features in the notes are freestanding or embedded. The notes were then analyzed the features to determine if the embedded conversion feature should be bifurcated and accounted for at fair value. The Company determined that the embedded conversion features met the requirements for bifurcation pursuant to ASC 815 due to the “Down Round Provision” and therefore accounted for the embedded conversion features of the notes as derivative liabilities. Changes in fair value of the derivative financial instruments are recognized in the Company’s consolidated statement of operations as a derivative valuation gain or loss.

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

Warrants: The previous convertible debt was issued with an aggregate of 600,000 detachable warrants to purchase the Company’s common stock. Each warrant entitles the holder to purchase one share at prices ranging from $1.00 to $3.00 and they expired at various dates in 2015 and 2016. The exercise price of these warrants and the conversion rate of the debt is to be adjusted in the event that the Company issues or sells any shares of common stock, options, warrants or any convertible instruments (other than exempted issuances) at an effective price per share which is less than the exercise price of these warrants. Accordingly, in accordance with ASC 815, the Company has accounted for these warrants as liabilities.

The Company values its warrant derivatives and simple conversion option derivatives using the Black-Scholes-Merton option-pricing model. Assumptions used for 2015 include:

•	risk-free interest rate- 0.36%
•	warrant life is the remaining contractual life of the warrants, which is 0.30 of one year
•	expected volatility- 2015: 247.90%
•	stock price on measurement date: 2015: $0.38
•	expected dividends-none
•	exercise prices as set forth in the agreements,
•	common stock price of the underlying share on the valuation date, and
•	number of shares to be issued if the instrument is exercised

The aggregate fair value of the warrants and the conversion feature was determined to be $0 and $10,935, at December 31, 2016 and 2015, respectively, at December 31, 2015. As noted earlier, the last of the warrants that had the embedded conversion features expired unexercised in July 2016.

Note 7. Income Taxes

The provision for income taxes for the years ended December 31, 2016 and 2015 assumes a 34% effective tax rate for federal income taxes and a 5% state tax rate.

December 31,
	2016	2015

Currently payable:
Federal	$-	$-
Taxable income-Federal	$-	$-

State	$-	$-
Taxable income-State	$-	$-

Total currently payable	$-	$-
Total deferred payable	$-	$-

The Company has deferred tax assets at December 31, 2016 and 2015 as follows:

	December 31,
	2016	2015
Deferred tax assets:
Reserves not currently deductible	$498,000	$-
Net operating loss carryforwards	3,933,000	2,665,000
Accrued expenses	99,000	124,000
Stock based compensation	352,000	72,000
Total deferred tax assets	4,882,000	2,861,000
Less: valuation allowance	(4,882,000)	(2,861,000)
Deferred taxes	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the years ended December 31, 2016 and 2015, respectively, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards. The valuation allowance increased by $2,021,000 and $1,135,000 during the years ended December 31, 2016 and 2015 respectively.

At December 31, 2016, the Company had approximately $10,000,000 in Federal and State tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in 2032. Pursuant to Internal Revenue Code Section 382, the future utilization of our net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

In the normal course of business, the Company’s income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with ASC 740-10-15.

The Company’s reconciliation of the statutory rate to the effective income tax rate from operations is as follows:

	Year Ended December 31,
	2016	2015
Tax benefit at statutory rate	$2,906,000	$5,201,000
State tax benefit, net of federal taxes	427,000	765,000
Change in valuation allowance	(2,021,000)	(1,135,000)
Goodwill impairment	(1,435,000)	(4,876,000)
Other	123,000	45,000
Tax benefit (expense)	$-	$-

Note 8. Deferred Revenue

Deferred revenue represents amounts billed and collected for the future delivery of fish in accordance with contractual terms. These advance payments relate solely to the Company's future fish contract program. The amounts represented below show the results of the presales.

	December 31, 2016	December 31, 2015

Pounds of fish presold	1,322,367	520,711
Average sale price per pound (varies between $1.50 and $2.00)	$1.86	$1.79
Total deferred revenue	$2,479,676	$881,218

In addition, the Company has signed a commission agreement with a related party and beneficial shareholder for the future fish contracts. Per this agreement, the related party introduces the futures buyers to the Company and receives a 40% flat commission on all presales. The related party has received $1,113,664 as of December 31, 2016. The related party was due $969,848 in prepaid commissions as of December 31, 2016. The related party was inadvertently overpaid $143,816 for commissions as of December 31, 2016 and the Company remains yet to be repaid. The related party has received notice of the overpayment and is currently unable to repay these amounts, which the Company has written off in 2016 but intends to attempt to recoup.

Note 9. Related Party Transactions

Notes Payable - Related Parties: As of December 31, 2016 and 2015, AFT owed certain related parties $322,036 and $396,036, respectively. Out of the 2016 amount, $292,169 bear interest at 10%, are unsecured, and are due on demand. The remainder, $29,867, bear no interest, are unsecured, and are due on demand.

The balances of related party notes as of the years ended December 31, 2016 and 2015 follows:

	Interest Rate	Maturity	2016	2015
Related Party Note A	10%	In Default	$15,000	$15,000
Related Party Note B	10%	In Default	130,000	130,000
Related Party Note C	10%	In Default	22,210	22,100
Related Party Note D	10%	Converted	-	74,000
Related Party Note E	10%	In Default	95,000	95,000
Related Party Note F	10%	In Default	10,000	10,000
Related Party Note G	10%	In Default	7,000	7,000
Related Party Note H	10%	In Default	13,068	13,068
Related Party Note I	None	On Demand	14,458	14,458
Related Party Note J	None	On Demand	15,410	15,410
Total			$322,036	$396,036

On June 15, 2016, the Company and the noteholder of Related Party Note D entered into a debt settlement agreement, whereby, the Company issued 1,100 shares of its preferred stock upon the conversion of note payable – related party of $74,000 and accrued interest – related party of $6,432. The Company recorded this debt settlement as a reduction of debt and interest due and an increase in equity for a capital contribution of $80,432.

These notes are either due on demand or in default and are shown as current liabilities.

The Company has recognized $31,503 and $55,760 in interest expense related to the notes held by related parties for the years ended December 31, 2016 and 2015, respectively, which was included in interest expense on the accompanying consolidated statements of operations. At December 31, 2016 and December 31, 2015, accrued interest payable on notes payable amounted to $144,998 and $76,738, respectively, and is included in accrued expenses – related parties on the accompanying consolidated balance sheets.

Reimbursement of Expenses of our Chief Executive Officers: The Company reimburses its chairman and chief executive officer for all direct and indirect costs of services provided, including the costs of employee, officer and director compensation and benefits allocable to us, and all other expenses necessary or appropriate to the conduct of our business. Total costs paid by the Company for legal and management fees services provided by our chairman and chief executive officer related to contractual agreements, fundraising and general day to day business activities, were $300,000 and $151,980 for the years ended December 31, 2016 and 2015, respectively. Additionally, on May 2, 2016, the Company granted its chief executive officer 1,000,000 options at a fixed exercise price of $0.30 per share. In connection with this option grant, for the year ended December 31, 2016, the Company recognized stock based compensation expense of $299,955 on the accompanying consolidated statements of operations. At December 31, 2016, the Company owes $313,849 to the CEO which has been reflect in accrued expenses – related parties on the accompanying consolidated balance sheet.

Bio Global Resources, Inc.: The Company has entered into the following transactions with a company owned by a shareholder of the Company:

•

Settled $74,000 of outstanding note principal (Related Party Note D) and $6,432 accrued interest related to this note in exchange for issuing 1,100 shares of the Company’s Series A Convertible Preferred Stock during the year ended December 31, 2016. At that time, $19,026 interest related to this related party note had been accrued and was subsequently been written off. The CEO of this note holder has personally provided $15,410 in cash advances to the Company during 2015 and the entire balance remains outstanding as of December 31, 2016 and 2015 (Related Party Note J). This advance is non-interest bearing and due on demand.

•

In 2015, the Company received 15,840 shares of Series A preferred stock in exchange for $792,000. As of December 31, 2016 and 2015, the Company had common stock subscription receivable of $0 and $247,164. The preferred shares were received by the related party but the stock subscription receivable has never been paid. The related party has been notified of this shortfall and outstanding balance but no funds have been received by the Company.

•

Receives 40% of tilapia pre-sales on a commission basis. The related party received commission payments of $1,113,664 through 2016 when he was actually due $969,848 resulting in an overpayment of $143,816. The Company notified him of this outstanding balance but it has not been repaid. The Company is evaluating options for recovery of this amount.

•

On October 1, 2015, the Company entered into a consulting agreement with this related party to provide leads on potential asset and business acquisitions, commercial customers, channel partners, service providers and investors to the Company in exchange for a tiered success fee in the event their efforts secure capital investment or revenue partners for the Company. In addition, the related party was to provide the Company with a minimum of 20 hours per month of advisory services. No leads provided by the related party have resulted in executed agreements or incremental value for the Company.

•

Under the October 1, 2015 consulting agreement, the related party consultant is to receive $10,000 for each month of advisory services provided to the Company, no services have been provided to date and no invoices for the advisory services have been received by the Company. However, the Company has complied with the terms of the agreement and accrued these consulting fees until such time as a determination is made as to whether the related party has met the performance requirements of the agreement. For the years ended December 31, 2016 and 2015, consulting fees amounted to $120,000 and $60,000, respectively, and is included in general and administrative expense on the accompanying consolidated statements of operations. At December 31, 2016 and 2015, in connection with this agreement, the Company reflected accrued expenses – related parties of $150,000 and $90,000, respectively in the accompanying consolidated balance sheets.

•

On May 2, 2016, the Company granted this consultant 800,000 options at a fixed exercise price of $0.30 per share. In connection with this option grant, for the year ended December 31, 2016, the Company recognized an expense of $239,964 in general and administrative expense on the accompanying consolidated statements of operations.

XL Biofuels, Inc.: In September 2013, the Company entered into a consulting agreement with a related party company for farm management and development services provided. Pursuant to the agreement, this related party consultant receives $10,000 per month plus expenses for farm-related consulting services. For the years ended December 31, 2016 and 2015, consulting fees amounted to $120,000 and $60,000, respectively, and are included in general and administrative expense on the accompanying consolidated statements of operations. At December 31, 2016 and 2015, in connection with this agreement, the Company reflected accrued expenses – related parties in the accompanying consolidated balance sheets of $150,000 and $90,000, respectively.

Additionally, the Company has entered into the following transactions with this related party:

•

Holds two notes payable from the Company. The first note has a balance of $13,068 (Related Party Note H) as of December 31, 2016 and 2015, and bears interest at 10%. This note has accrued $5,387 in related party interest as of December 31, 2016. The 2nd note is a cash advance from this related party totaling $14,458 (Related Party Note I) as of December 31, 2016 and 2015. This note bears no interest, is unsecured, and is due on demand.

•

A cosigner and guarantor on the bank loan for the 221-kW DC solar photovoltaic electric system on the Thermal farm. These panels are owned and the loan is being paid by AFT. As of December 31, 2016 and 2015, $463,973 and $498,459 was still owed on this loan, respectively.

•

Owner of a 174.37 kW-DC Photovoltaic System on the Mecca farm, land owned by AFT and leased to the related party for a period of 10 years at a total cost of $1.00, designed to cover 90% of energy required by the Mecca farm. This system is subject to an agreement between this related party and AFT. For the years ended December 31, 2016 and 2015, fees amounted to $7,500 and $10,500, respectively, and is included in general and administrative expenses on the accompanying consolidated statements of operations. At December 31, 2016 and 2015, the Company has accrued $80,504 and $57,750 for the amounts due related to this agreement, respectively, and is included in accrued expenses - related parties on the accompanying consolidated balance sheets.

•

In 2014, the Company issued shares in lieu of a note payable. The shares issued were valued in excess of the value of the note which resulted in additional funds being owed to the Company. This balance of $106,036 has been recorded as common stock subscription receivable on the accompanying consolidated balance sheets.

•

On May 2, 2016, the Company granted this consultant 800,000 options at a fixed exercise price of $0.30 per share. In connection with this option grant, for the year ended December 31, 2016, the Company recognized an expense of $239,964 in general and administrative expense on the accompanying consolidated statements of operations.

Other: During the years ended December 31, 2016 and 2015, the Company incurred farm management and accounting services of $84,000 and $42,000, respectively, to prior owners of AFT who are now beneficial shareholders of the Company and acting as president of AFT. At December 31, 2016 and 2015, amounts due to this related beneficial shareholder amounted to $372,750 and $283,000, respectively, and are included in accrued expenses – related parties on the accompanying consolidated balance sheets. Additionally, the related party is a cosigner and guarantor on the bank loan for the 221-kW DC solar photovoltaic electric system on the Thermal farm. These panels are owned and the current loan is paid for by AFT. As of December 31, 2016 and 2015, $463,973 and $498,459 was still owed on this loan, respectively.

On May 2, 2016, the Company granted to a company who is considered a related party and is the Company’s joint venture partner in a certain project, 428,530 options at a fixed exercise price of $0.30 per share. In connection with this option grant, for the year ended December 30, 2016, the Company recognized stock based compensation costs of $122,696 which are included in general and administrative expense on the accompanying consolidated statements of operations.

NOTE 10. SUBSEQUENT EVENTS

Management has assessed subsequent events in accordance with accounting principles generally accepted in the United States through March 28, 2018.

Financing: New Global Energy, Inc. (the “Company”) through its subsidiary Aqua Farming Tech, Inc. (“AFT”) entered into a Promissory Note Secured by a Deed of Trust (“Loan Facility”) by and among the Company, AFT and other persons party thereto from time to time as guarantors with California Real Estate Opportunity Fund LP, as lender (“Lender”). The Loan Facility, first dated August 28, 2017, provides for the loan of $2,400,000 to be used to pay off the existing Deed of Trust with First General Bank, certain other obligations recorded against the property, for capital improvements and for working and expansion capital for the Company’s aquaculture and agriculture operations. The Loan Facility is secured by all of the assets of the Company.

The Loan Facility is payable with interest on the unpaid principal balance at the annual rate of 13.00%. Interest is payable monthly with the remaining balance of principal and interest due March 1, 2019. The Loan Facility is in the name of AFT with the Company and two individuals as guarantors.

The Loan Facility contains representations and warranties and affirmative and negative covenants that are usual and customary. Obligations under the Loan Facility may be accelerated upon certain customary events of default subject to grace periods, including non-payment of principal, interest or fees; breach of affirmative or negative covenants.

The foregoing description of the Loan Facility does not purport to be complete and is qualified in its entirety by reference to the complete text of such agreements, copies of which are filed as exhibits hereto.

Common shares issued for consulting services: In 2017, the Company issued 210,000 shares of common stock for services to two parties.

Litigation: There was a subsequent civil matter filed by the U.S. Securities and Exchange Commission in the United States District Court in the Central District of California on September 27, 2017. The Company has retained outside counsel and responded to the complaint. The matter is in the discovery phase and asserts claims against the Company and its CEO for a violation of Sections 5(a) and 5(c) of the Securities Act involving the sale of unregistered securities. The Company and management believe that their actions were proper and expect to vigorously defend the litigation. The Commission seeks recovery of $1,925,000 against the Company and $435,601 against its CEO.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of December 31, 2016 due to the lack of sufficient personnel to assure segregation of duties and the lack of a full time Chief Financial Officer and no full time accounting personnel to support the day to day accounting activities and the financial reporting function.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

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

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control -- Integrated Framework. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of December 31, 2016 due to the following: Company's disclosure controls and procedures were not effective as of December 31, 2016 due to the lack of a full time Chief Financial Officer and no full time accounting personnel to support the day to day accounting activities and the financial reporting function. As a result, we did not adequately test whether our financial activity level controls or our information technology general controls were operating sufficiently to identify a deficiency, or combination of deficiencies, that may result in a reasonable possibility that a material misstatement of the financial statements would not be prevented or detected on a timely basis. Additionally, the Company lacks an independent audit committee to oversee management.

Remediation of Material Weaknesses

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5), or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. While management believes that the Company’s financial statements previously filed in the Company’s SEC reports have been properly recorded and disclosed in accordance with US GAAP, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

•	We continue our plan to obtain and hire additional accounting personnel, and continue to enhance our internal finance and accounting organizational structure.

•

We have hired a third party consultant who has the required background and experience in accounting principles generally accepted in the United States of America and with SEC rules and regulations to assist us in our financial reporting requirements.

•

We continue to be in the process of evaluating the supervisory procedures that will need to be in place in order to perform additional levels of analysis and quality control reviews within the accounting and financial reporting functions.

•

We are currently evaluating the costs in terms of additional consultancy necessary to begin the strengthening our internal policies and enhancing our processes for ensuring consistent treatment and recording of reserve estimates and that validation of our conclusions regarding significant accounting policies and their application to our business transactions are carried out by personnel with an appropriate level of accounting knowledge, experience and training.

While we have not yet remediated these material weaknesses, we will continue our remediation efforts during fiscal 2018.

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

ITEM 9B. OTHER INFORMATION - NONE

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Code of Ethics. The Company has adopted a Code of Ethics applicable to its principal executive, financial, and accounting officers and persons performing similar functions as of December 31, 2016.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the chief executive officer of the Company during December 31, 2016 and 2015:

		Summary Compensation Table
		Annual Compensation			Payouts
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation	Underlying Options	All Other Compensation
Perry D. West, President/CEO	2016*	0	0	0	299,955	300,000
Perry D. West, President/CEO	2015*	0	0	0	0	170,517

______________

*Mr. West received separate attorney’s fees for legal and consulting work performed for the Company during the year. Those fees were $300,000 and $170,517 for the years ended December 31, 2016 and 2015, respectively. Mr. West also received 1,000,000 options to purchase shares of the Company’s common stock at $0.30 per share during 2016.

Options/Stock Appreciation Rights

Stock options and stock appreciation rights ("SARs") were granted to executive officers during the year ended December 31, 2016 as set out in Note 5 of this 10K filing.

Director Compensation

The Company does not have any standard arrangements pursuant to which directors of the Company are compensated for services provided as a director. All directors are entitled to reimbursement for expenses reasonably incurred in attending Board of Directors' meetings. There have been no distributions of Stock to the Board Members through December 31, 2016.

Compensation Agreements, Termination of Employment and Change-in-Control Arrangements

Compensation Committee Interlocks and Insider Participation. The Company’s Director acts as its compensation committee. During the year ended December 31, 2016, none of the Company’s officers was a Director of another entity, which other entity had one of its executive officers serving as one of the Company’s Directors.

Compensation of Directors During Year Ended December 31, 2016. The Company does not compensate its Directors for acting as such.

Long-Term Incentive Plans. The Company does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans.

Employee Pension, Profit Sharing or other Retirement Plans. The Company does not have a defined benefit, pension, nor profit sharing plan, nor does it offer a 401(k) plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning ownership of common stock, as of December 31, 2016, by each person known by the Company to be the beneficial owner of more than 5% of the common stock, each director and executive officer, and by all directors and executive officers of the Company as a group.

Common

Name of beneficial owner	Status	Shares Beneficially Owned	Percentage of Class

Perry D. West	Director, President and CEO	1,000,000	7.00%

BioGlobal Resources, Inc.	Related Person	63,000	.44%

Name of beneficial owner	Preferred Shares Beneficially Owned	Percentage of Class

BioGlobal Resources, Inc.	21,100	100.0%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Directors

Perry D. West	Director, Chairman, President and CEO

Certain Relationships and Related Transactions

During the years ended December 31, 2016 and 2015, the Company paid related parties for the following expenses:

	Consulting Fees
	Years Ending
Related Party	December 31, 2016	December 31, 2015

Perry Douglas West Chartered	$300,000	$170,517

Perry Douglas West Chartered is wholly owned by Perry D. West, who serves as President, CEO and Chairman of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees: The Company’s current auditor has not billed any amounts for the audit for the year ended December 31, 2016. The Company’s prior auditor has billed $5,000 for Audit services for the Years ended 2015 and 2014.

(2) Audit Related Fees:

None

(3) Tax Fees:

None

(4) All Other Fees:

None

PART IV - OTHER INFORMATION

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Exhibits

3.1	Articles of Incorporation. (Incorporated by reference-S-1 Registration)
3.2	By Laws (Incorporated by reference-S-1 Registration)
4.1	Class A Warrant Certificate (Incorporated by reference-S-1 Registration)
4.2	Class B Warrant Certificate (Incorporated by reference-S-1 Registration)
5.1	Opinion of Legality (Incorporated by reference-S-1 Registration)
10.1	Convertible Promissory Note with Warrants (Incorporated by reference-S-1 Registration)
10.2	Legal Services Agreement (Incorporated by reference-S-1 Registration)
10.3	Intellectual Property Agreement (Incorporated by Reference from 8-K 5/12/15)
10.4	License Agreement (Incorporated by Reference from 8-K 5/12/15)
10.5	Services Agreement (Incorporated by Reference from 8-K 5/12/15)
31.1	Section 302 Certification By Chief Executive Officer and Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW GLOBAL ENERGY, INC.

Dated: March 29, 2018	By:	/s/ Perry D. West
Perry D. West
CEO and Director

